Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND XII LP
filed 1999-08-13
CIK 1072805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1999                           or
                              ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                                ------------------------    -------------------

Commission file number    33-66657                           (1933 Act)
                      ---------------------------------------------------------

                        Wells Real Estate Fund XII, L.P.
-------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

          Georgia                                         58-2438242
------------------------------                       -------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

 3885 Holcomb Bridge Road, Norcross, Georgia              30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (770)449-7800
                                                    ---------------------------

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
   --------          --------

                                    Form 10-Q
                                    ---------
                        Wells Real Estate Fund XII, L.P.
                        --------------------------------
                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                    Balance Sheets - June 30, 1999
                     and December 31, 1998 ....................................3

                    Statement of Income for the Three
                     Months ended June 30, 1999................................4

                    Statement of Partners' Capital
                     for the Six Months Ended June 30, 1999....................5

                    Statement of Cash Flows for the Six Months
                     Ended June 30, 1999.......................................6

                    Condensed Notes to Financial Statements....................7

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.................................................9


PART II.  OTHER INFORMATION.................................................. 14

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                         Assets                              June 30, 1999    December 31, 1998
                         ------                              -------------    -----------------
Cash and cash equivalents                                      $ 2,457,166          $     600
Deferred project costs (Note 2)                                     94,370                  0
Deferred offering costs (Note 3)                                   117,543          $ 109,139
                                                               -----------          ---------
          Total assets                                         $ 2,669,079          $ 109,739
                                                               ===========          =========
               Liabilities and Partners' Capital
               ---------------------------------
Liabilities:
  Sales commissions payable                                    $   147,259          $       0
  Due to affiliates (Note 4)                                       164,579            109,139
                                                               -----------          ---------
          Total liabilities                                        311,838            109,139
                                                               -----------          ---------
Partners' capital:
  General partners                                                     474                500
  Original limited partner                                             100                100
  Limited partners:
     Class A - 164,341 Units outstanding
       at June 30, 1999                                          1,437,987                  0
     Class B - 105,288 Units outstanding
       at June 30, 1999                                            918,680                  0
                                                               -----------          ---------
          Total partners' capital                                2,357,241                600
                                                               -----------          ---------
          Total liabilities and partners' capital              $ 2,669,079          $ 109,739
                                                               ===========          =========

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                               STATEMENT OF INCOME

                                                               Three Months Ended
                                                               ------------------
                                                                  June 30, 1999
                                                                  -------------
Revenues:                                                              $      0
                                                                       --------
Expenses:
     Computer                                                               800
     Printing and Notebooks                                                 384
     Administrative Salaries                                              1,335
     Office Expense                                                          19
     Postage and Delivery                                                    77
                                                                       --------
                                                                          2,615
                                                                       --------
Net loss                                                               $ (2,615)
                                                                       ========

Net loss allocated to General Partners                                 $    (26)

Net income allocated to Class A Limited Partners                       $      0

Net loss allocated to Class B Limited Partners                         $ (2,589)

Net income per Class A weighted average Limited Partner Unit           $      0

Net loss per Class B weighted average Limited Partner Unit             $  (0.02)

Cash distribution per Class A Limited Partner Unit                     $      0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                    Limited Partners
                                                      -------------------------------------------------
                                                              Class A                   Class B                           Total
                                                              -------                   -------               General    Partners'
                                     Original         Units        Amounts        Units         Amounts      Partners      Capital
                                     --------         -----        -------        -----         -------      --------   ----------
BALANCE,
 December 31, 1998                      $ 100            --    $        --          --      $        --        $ 500    $      600

 Limited partner contributions             --       164,341      1,643,414     105,288        1,052,879           --     2,696,293
 Net loss                                  --            --              0          --           (2,589)         (26)       (2,615)
 Sales commissions                         --            --       (156,124)         --         (100,024)          --      (256,148)
 Other offering expenses                   --            --        (49,303)         --          (31,586)          --       (80,889)
                                        -----       -------    ------------    -------      -----------        -----    -----------
BALANCE,
 June 30, 1999                         $  100        164,341   $ 1,437,987     105,288      $   918,680        $ 474    $ 2,357,241
                                       ======       ========   ===========     =======      ===========        =====    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                               Six Months Ended
                                                               ----------------
                                                                 June 30, 1999
                                                                 -------------
Cash flows from operating activities:
 Net loss                                                             $ (2,615)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Changes in assets and liabilities:
      Increase due to affiliates                                        47,036
                                                                  ------------
   Net cash provided by operating activities                            44,421
                                                                  ------------

Cash flow from investing activities:
 Deferred project costs                                                (94,370)
                                                                  ------------

Cash flow from financing activities:
 Limited partners' contributions                                    2,696,293
 Sales commissions                                                   (108,889)
 Offering costs                                                       (80,889)
                                                                  -----------
    Net cash provided by financing activities                       2,506,515
                                                                  -----------

Net increase in cash and cash equivalents                           2,456,566

Cash and cash equivalents, beginning of year                              600
                                                                  -----------

Cash and cash equivalents, end of period                          $ 2,457,166
                                                                  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statements

                                  June 30, 1999

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

     Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties.

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on June 30, 1999, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of June 30, 1999, the Partnership had sold 164,341 Class A status Units, and 105,288 Class B Status Units, held by a total of 610 and 21 Limited Partners, respectively, for total Limited Partner capital contributions of $2,696,293. After payment of $94,370 in Acquisition and Advisory Fees and acquisition expenses and the payment of $337,037 in selling commissions and organization and offering expenses as of June 30, 1999, the Partnership was holding net offering proceeds of $2,264,886 available for investment in properties.

     (b) Employees
     -------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (c) Insurance
     -------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (d) Competition
     ---------------

     The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

     (e) Basis of Presentation
     -------------------------

     The financial statements of Wells Real Estate Fund XII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

     (f) Partnership Distributions
     -----------------------------

     Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions will be paid to the Limited Partners for the quarter ended June 30, 1999.

     (g) Income Taxes
     ----------------

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (h) Statement of Cash Flows
     ---------------------------

     For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to the General Partners for acquisition and advisory services and expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisitions Expenses paid as of June 30, 1999, amounted to $94,370 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(3)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of June 30, 1999, the Partnership had reimbursed the Company for $80,889 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(4)  Due To Affiliates
     -----------------

     Due to Affiliates consists of Acquisition and Advisory Fees and Acquisitions Expenses, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on June 30, 1999, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of June 30, 1999, the Partnership had sold 164,341 Class A Status Units and 105,288 Class B Status Units, held by a total of 610 and 21 Limited Partners respectively, for total Limited Partner contributions of $2,696,293. After payment of $94,370 in Acquisition and Advisory Fees and Acquisition Expenses, and the payment of $337,037 in selling commissions and organization and offering expenses, as of June 30, 1999, the Partnership was holding net offering proceeds of $2,264,886 available for investment in properties. As of June 30, 1999, the Partnership had not yet invested in any properties.

The Partnership received no revenues for the period ended June 30, 1999. Expenses of the Partnership were $2,615 for the three months ended June 30, 1999, and consisted primarily of administrative salaries, computer, printing and notebook expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 30, 1999, there is no comparative financial data available from the prior fiscal year.

Net loss per weighted average unit for Class B Limited Partners was $0.02 for the three months ended June 30, 1999.

Net increase in cash and cash equivalents is the result of raising $2,696,293 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the second quarter of 1999.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999, all testing of systems has been complete.

As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminary determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

The Partnership's reliance on embedded computer systems (i.e.
microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999, so that the Partnership will have accurate hard-copy investor information.

Subsequent Event - Fund XI - XII - REIT Joint Venture
-----------------------------------------------------

On June 21, 1999, the Partnership was admitted to the Fund XI, Fund XII and REIT Associates Joint Venture (the "Fund XI-XII-REIT Joint Venture").

The Fund XI-XII-REIT Joint Venture is a joint venture partnership among the Partnership, Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), an affiliated Georgia limited partnership, and Wells Operating Partnership, L.P. ("Wells OP" ), a Delaware limited partnership formed to acquire, own, lease, operate and manage real properties on behalf of Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), an affiliated Maryland corporation. This joint venture was originally formed on May 1, 1999, as a joint venture between Wells Fund XI and the Wells OP pursuant to a Joint Venture Partnership Agreement, which was amended and restated on June 21, 1999, to admit the Partnership as a joint venture partner. The XI-XII-REIT Joint Venture was formed for the purpose of the acquisition, ownership, development, leasing, operation, sale and management of real properties. The investment objectives of Wells Fund XI and the Wells REIT are substantially identical to those of the Partnership. As of June 30, 1999, the Partnership had not yet contributed any funds to the Fund XI-XII-REIT Joint Venture; and therefore, did not have any equity ownership in the Fund XI-XII-REIT Joint Venture as of June 30, 1999.

EYBL CarTex Building
--------------------

At the time of the Partnership's admission, the Fund XI-XII-REIT Joint Venture owned the EYBL CarTex Building in Fountain Inn, Greenville County, South Carolina. This property was purchased on May 18, 1999 from Liberty Property Limited Partnership. The purchase price for the building was $5,085,000, plus additional closing costs of approximately $37,000, which included attorneys' fees, recording fees and other acquisition costs. Wells Fund XI contributed $1,530,000 and Wells OP contributed $3,592,000 for the purchase of this property.

The EYBL CarTex Building is a manufacturing and office building consisting of a total of 169,510 square feet comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. The property, located at 111 SouthChase Boulevard, was developed in the early 1980's on a site of approximately 11.94 acres.

The entire 169,510 rentable square feet of the EYBL CarTex Building is currently under an Agreement of Lease (the "Lease") with EYBL CarTex, Inc., a South Carolina corporation ("EYBL CarTex"). The Lease was assigned to the Joint Venture at the closing.

The initial term of the Lease is ten years which commenced on March 1, 1998 and expires in February 2008. EYBL CarTex has the right to extend the Lease for two additional five year periods of time. The annual base rent payable during the initial term is $508,530 payable in equal monthly installments of $42,377.50 during the first three years; $550,907 payable in equal monthly installments of $45,908.92 for the next two; $593,285 payable in equal monthly installments of $49,440.42 during the seventh and eighth years and $610,236 payable in equal monthly installments of $50,853 during the last two years of the initial term.

Under the Lease, EYBL CarTex is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the EYBL CarTex Building during the term of the Lease. In addition, EYBL CarTex is responsible for all routine maintenance and repairs to the EYBL CarTex Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Pursuant to a lease commission agreement dated February 12, 1998, between Seller and The McNamara Company, Inc., the XI-XII-REIT Joint Venture is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to The McNamara Company, Inc. through March 1, 2007.

The Sprint Building
-------------------

On July 2, 1999, the XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas (the "Sprint Building") for a purchase price of $9,546,210.

Sprint Communications, a world-wide leader in the telecommunications field, has occupied the entire Sprint Building since May 19, 1997, under a 10 year net lease that expires on May 18, 2007. Sprint has the right to extend the lease for two additional five year periods. The annual base rent payable during the first five years of the lease is $999,050 payable in equal monthly installments of $83,254. The annual base rent during the last five years of the lease is $1,102,400 payable in equal monthly installments of $91,867. The monthly base rent payable for each extended term of the Lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas. In addition to the base rent, Sprint will pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Sprint Building during the term of the Lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot and the landscaping to the Spring Building. The XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior roof, foundation and structure.

The Partnership contributed $1,000,000, Wells Fund XI contributed $3,000,000 and Wells OP contributed $5,546,210 to the Joint Venture for their respective share of the acquisition costs for the Sprint Building. As of July 2, 1999, the Partnership has made total capital contributions to the XI-XII-REIT Joint Venture of $1,000,000 and has an equity percentage interest in the XI-XII-REIT Joint Venture of 6.82%; Wells Fund XI has made total capital contributions to the XI-XII-REIT Joint Venture of $4,530,000 and has an equity percentage interest in the XI-XII-REIT Joint Venture of 30.88%; and Wells OP has made total capital contributions to the XI-XII-REIT Joint Venture of $9,138,038 and has an equity percentage interest in the XI-XII-REIT Joint Venture of 62.30%.

For additional information regarding the Sprint Building, refer to the Partnership's Form 8-K dated July 2, 1999, which was filed with the Commission on July 16, 1999 (Commission File No. 33-66657).

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND XII, L.P.
                              (Registrant)


Dated: August 10, 1999        By: /s/ Leo F. Wells, III
                                  --------------------------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President
                                  and Chief Financial
                                  Officer of Wells Capital, Inc., the
                                  General Partner of Wells Partners, L.P.