Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND XII LP
filed 1999-11-12
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1999 or
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from__________________to__________________

Commission file number    33-66657       (1933 Act)
                      ------------------  ---------

                       Wells Real Estate Fund XII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                      58-2438242
------------------------------                   -------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
--------------------------------------------     ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


______________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No____
    ----

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund XII, L.P.
                       --------------------------------

                                     INDEX
                                     -----

                                                                                                 Page No.
                                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - September 30, 1999
                     and December 31, 1998.......................................................    3

                    Statement of Income for the Three Months and Four
                     Months ended September 30, 1999.............................................    4

                    Statement of Partners' Capital for the Nine Months
                     Ended September 30, 1999....................................................    5

                    Statement of Cash Flows for the Nine Months
                     Ended September 30, 1999....................................................    6

                    Condensed Notes to Financial Statements......................................    7

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...................................................................   14

PART II.  OTHER INFORMATION......................................................................   21

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS


                      Assets                     September 30, 1999          December 31, 1998
                      ------                     ------------------          -----------------
Investment in joint venture (Note 2)                     $5,501,071                   $      0
Cash and cash equivalents                                   667,399                        600
Deferred project costs (Note 3)                              25,940                          0
Deferred offering costs (Note 4)                            257,560                    109,139
Due from affiliates                                          61,486                          0
                                                         ----------                   --------
     Total assets                                        $6,513,456                   $109,739
                                                         ==========                   ========


        Liabilities and Partners' Capital
        ---------------------------------

Liabilities:
 Sales commissions payable                               $   27,399                   $      0
 Due to affiliates (Note 5)                                 273,000                    109,139
  Partnership distribution payable                           62,935                          0
                                                         ----------                   --------
     Total liabilities                                      363,334                    109,139
                                                         ----------                   --------

Partners' capital:
 General partners                                               243                        500
 Original limited partner                                         0                        100
 Limited partners:
  Class A - 552,134 Units outstanding
   at September 30, 1999                                  4,837,150                          0
  Class B - 152,938 Units outstanding
   at September 30, 1999                                  1,312,729                          0
                                                         ----------                   --------

     Total partners' capital                              6,150,122                        600
                                                         ----------                   --------
     Total liabilities and partners' capital             $6,513,456                   $109,739
                                                         ==========                   ========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                           Three Months Ended           Four Months Ended
                                                           September 30, 1999           September 30, 1999
                                                       --------------------------  ----------------------------
Revenues:
  Equity in income of joint ventures                           $  41,721                    $  41,721
   Interest income                                                19,946                       19,946
                                                               ---------                    ---------
                                                                  61,667                       61,667

Expenses:
     Legal and accounting                                          6,034                        6,034
     Computer costs                                                1,623                        2,423
     Partnership administration                                    8,224                       10,039
                                                               ---------                    ---------
                                                                  15,881                       18,496
                                                               ---------                    ---------

  Net income                                                   $  45,786                    $  43,171
                                                               =========                    =========

Net loss allocated to General Partners                         $    (231)                   $    (257)

Net income allocated to Class A Limited Partners               $  68,910                    $  68,910

Net loss allocated to Class B Limited Partners                 $ (22,893)                   $ (25,482)

Net income per Class A weighted average Limited
      Partner Unit                                             $    0.28                    $    0.28

Net loss per Class B weighted average Limited
      Partner Unit                                             $   (0.21)                   $   (0.24)

Cash distribution per Class A Limited Partner Unit             $    0.26                    $    0.26

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                             Limited Partners                              Total
                                               --------------------------------------------
                                                      Class A                Class B          General    Partners'
                                                      -------                -------
                                    Original    Units     Amounts      Units     Amounts     Partners     Capital
                                    --------    -----     -------      -----     -------     --------     -------
BALANCE,
 December 31, 1998                  $    100         -   $        -         -   $        -   $    500    $      600
 Limited partner contributions                 552,134    5,521,342   152,938    1,529,384          -     7,050,726
 Partnership distributions                 -                (62,935)        -            -          -       (62.935)
 Net income (loss)                         -         -       68,910         -      (25,482)      (257)       43,171
 Sales commissions                         -         -     (524,527)        -     (145,291)         -      (669,818)
 Other offering expenses                   -         -     (165,640)        -     ( 45,882)         -      (211,522)
 Return of original limited
      partner investment                (100)        -            -         -            -          -          (100)
                                    --------   -------   ----------   -------   ----------   --------    ----------
BALANCE,
 September 30, 1999                 $      0   552,134   $4,837,150   152,938   $1,312,729   $    243    $6,150,122
                                    ========   =======   ==========   =======   ==========   ========    ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                                    Nine Months Ended
                                                                    September 30, 1999
                                                                    ------------------
Cash flows from operating activities:
  Net income                                                            $  43,171
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Equity in income of joint venture                                (41,721)
         Changes in assets and liabilities:
          Increase due to affiliates                                       15,441
                                                                      -----------

  Net cash provided by operating activities                                16,890
                                                                      -----------

Cash flow from investing activities:
  Deferred project costs                                                 (246,775)
  Investment in joint ventures                                         (5,300,000)
                                                                      -----------
  Net cash used in investing activities                                (5,546,775)
                                                                      -----------

Cash flow from financing activities:
  Limited partners' contributions                                       7,050,726
  Sales commissions                                                      (642,420)
  Offering costs                                                         (211,522)
  Return of original limited partner investment                              (100)
                                                                      -----------
        Net cash provided by financing activities                       6,196,684
                                                                      -----------

Net increase in cash and cash equivalents                                 666,799

Cash and cash equivalents, beginning of year                                  600
                                                                      -----------

Cash and cash equivalents, end of period                              $   667,399
                                                                      ===========

Supplemental disclosure of noncash
    investing activities:
        Deferred project costs applied to joint venture
             property                                                 $   220,835
                                                                      ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                              September 30, 1999

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

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on June 30, 1999, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of September 30, 1999, the Partnership had sold 552,134 Class A Status Units, and 152,938 Class B Status Units, held by a total of 682 and 28 Limited Partners, respectively, for total Limited Partner capital contributions of $7,050,726. After payment of $246,775 in acquisition and advisory fees and acquisition expenses, the payment of $881,341 in selling commissions and organization and offering expenses and the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, as of September 30, 1999, the Partnership was holding net offering proceeds of $622,610 available for investment in properties.

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

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owns interests in four office buildings through its ownership in a joint venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investments in joint ventures is recorded on the equity method.

     The following describes additional information about the properties in which the Partnership owns an interest as of September 30, 1999:

     Fund XI - Fund XII - REIT Joint Venture
     ---------------------------------------

     On June 21, 1999, the Partnership was admitted to the Wells Fund XI - Fund XII - REIT Joint Venture (the "Fund XI-XII-REIT Joint Venture").

     The Fund XI-XII-REIT Joint Venture is a joint venture partnership among the Partnership, Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), an affiliated Georgia limited partnership, and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership formed to acquire, own lease, operate, and manage real properties on behalf of Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), an affiliated Maryland corporation. This joint venture was originally formed on May 1, 1999, as a joint venture between Wells Fund XI and the Wells OP pursuant to a Joint Venture Partnership Agreement, which was amended and restated on June 21, 1999, to admit the Partnership as a joint venture partner. The XI-XII-REIT Joint Venture was formed for the purpose of acquisition, ownership, development, leasing, operation, sale and management of real properties. The investment objectives of Wells Fund XI and the Wells REIT are substantially identical to those of the Partnership. As of September 30, 1999, the Partnership had contributed $5,300,000 for an approximate 17.1% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XI has made capital contributions of $8,131,135 for an approximate 26.2% equity interest, and Wells OP contributed $17,585,310 for an approximate 56.7% equity interest in the Fund XI-XII-REIT Joint Venture.

     The Sprint Building
     -------------------

     On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet, on a 7.12 acre tract of land, located in Leawood, Johnson County, Kansas (the "Sprint Building") from Bridge Information Systems America, Inc. (the "Seller").

     The purchase price for the Sprint Building was $9,500,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorneys' fees, recording fees and other closing costs, of approximately $46,210.

     The entire 68,900 rentable square feet of the Sprint Building is currently under a net Lease Agreement with Sprint dated February 14, 1997 (the "Lease"). The landlord's interest in the Lease was assigned to the Joint Venture at the closing.

     The initial term of the Lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the lease for two additional five year periods.

     The monthly base rent payable under the Lease is $83,254.17 ($14..50 per square foot) through May 18, 2002 and $91,866.67 ($16.00 per square foot) for the remainder of the Lease term. The monthly base rent payable for each extended term of the Lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas.

     Under the Lease, Sprint is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Sprint Building during the term of the Lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot and the landscaping to the Spring Building. The XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior roof, foundation and structure.

     The Lease contains a termination option which may be exercised by Sprint effective as of May 18, 2004, provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the Joint Venture a termination payment equal to $6.53 per square foot, or $450,199.

     Sprint also has an expansion option for an additional 20,000 square feet of office space which may be exercises in two expansion phases. Sprint's expansion rights involve building on unfinished ground level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining Lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

     For additional information regarding the Sprint Building, refer to the Partnership's Form 8-K dated July 2, 1999, which was filed with the Commission on July 16, 1999 (Commission File No. 33-66657).


     The Johnson Matthey Building
     ----------------------------

     On August 17, 1999, the Fund XI - XII - REIT Joint Venture acquired a research and development office and warehouse building (the "Johnson Matthey Building") located in Chester County, Pennsylvania from Alliance Commercial Properties Ltd. ("Alliance").

     Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XI-XII-REIT Joint Venture at closing. The purchase price paid for the Johnson Matthey Building was $8,000,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Johnson Matthey Building, including Attorneys' fees, recording fees and other closing costs, of approximately $50,000.

     The Johnson Matthey Building is a 130,000 square foot research and development, office and warehouse building that was first constructed in 1973 as a multi-tenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a 10.0 acre tract of land located at 434-436 Devon Park Drive in Tredyffrin Township, Chester County, Pennsylvania.

     The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at closing with the result that the joint venture is now the landlord under the lease. The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three year periods of time. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three: $789,750, year four: $809,250, year five: $828.750, year six: $854,750, year seven: $874,250, year eight: $897,000, year nine:
     $916,500, and year ten: $939,250.

     Under its lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Johnson Matthey Building during the term of the Lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

     Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Joint Venture desires to sell the building to an unrelated third-party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the offer.

     For additional information regarding the Johnson Matthey Building, refer to Supplement No. 1 dated September 1, 1999, to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22, 1999, which is contained in Post-Effective Amendement No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P. , which was filed with the Commission on September 1, 1999 (Commission File No. 33-66657).

     The Gartner Building
     --------------------

     On September 20, 1999, the Fund XI - XII - REIT Joint Venture acquired a two story office building with approximately 62,400 rentable square feet on a 4.9 acre tract of land located at 12600 Gateway Blvd. in Fort Meyers, Lee County, Florida (the "Gartner Building") from Hogan Triad Ft. Meyers I, Ltd., a Florida limited partnership (the "Seller").

     The rights under the Contract were assigned by Wells Capital, Inc., the original purchaser under the Contract, to the Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees and other closing costs of approximately $27,600.

     The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the "Lease"). The landlord's interest in the Lease was assigned to the Joint Venture at the closing.

     The initial term of the Lease is ten years which commenced on February 1, 1998 and expires on January 31, 2008. Gartner has the right to extend the Lease for two additional five year periods of time. The yearly base rent payable for the remainder of the Lease term is $642,798 through January 2000, $790,642 though January, 2001, and thereafter will increase by 2.5 percent through the remainder of the lease.

     Under the Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Gartner Building during the term of the Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Joint Venture, as landlord, is responsible for repair and replacement of the roof, structure and paved parking areas.

     Gartner also has two expansion options for additional buildings under the Lease. The two option plans are described in the Lease as the "Small Option Building" and the "Large Option Building".

     The "Small Option Building" expansion option allows Gartner the ability to expand into a separate, free standing facility on the property containing between 30,000 ands 32,000 rentable square feet to be constructed by the Joint Venture. Gartner may exercise its expansion right for the Small Option Building by providing notice in writing to the Joint Venture on or before February 15, 2002.

     The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Joint Venture. Gartner may exercise its expansion right for the Small Option Building by providing notice in writing to the Joint Venture on or before February 15, 2002.

     For additional information regarding the Gartner Building, refer to the Partnership's Form 8-K dated September 20, 1999, which was filed with the Commission on October 5, 1999 (Commission File No. 33-66657).

(3)  Deferred Project Costs
     ----------------------

     The Partnership pays acquisition and advisory fees and acquisition expenses to the General Partners for acquisition and advisory services and expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and advisory fees and acquisitions expenses paid as of September 30, 1999, amounted to $246,775 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of September 30, 1999, the Partnership had reimbursed the Company for $211,522 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(5)  Due To Affiliates
     -----------------

     Due to Affliates consists of acquisition and advisory fees and acquisition expenses, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on June 30, 1999, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of September 30, 1999, the Partnership had sold 552,134 Class A Status Units and 152,938 Class B Status Units, held by a total of 682 and 28 Limited Partners respectively, for total Limited Partner contributions of $7,050,726. After payment of $246,775 in Acquisition and Advisory Fees and Acquisition Expenses, and the payment of $881,341 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture as of September 30, 1999, the Partnership was holding net offering proceeds of $662,610 available for investment in properties.

Results of Operations
---------------------

As of September 30, 1999, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership of $61,667 for the nine months ended September 30, 1999 were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $18,496 for the nine months period ended September 30, 1999 and consisted primarily of administrative expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 1, 1999, there is no comparative financial data available from the prior fiscal year.

Net income per weighted average unit for Class A Limited Partners was $0.28 for the nine months ended September 30, 1999. Net loss per weighted average unit for Class B Limited Partners was $0.24 for the nine months ended September 30, 1999. Net loss of $257 was allocated to the General Partner.

Net increase in cash and cash equivalents is the result of raising $7,050,726 in Limited Partners' capital contributions before deducting commissions and offering costs and the investment of

$5,300,000 in the Joint Venture. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in Joint Ventures from Limited Partner captial contributions. As of September 30, 1999, the Partnership was holding $622,610 of net offering proceeds from Limited Partner capital contributions for investments in additional properties. Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been complete.

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

Property Operations
-------------------

As of September 30, 1999, the Partnership owned interests in the following operational properties:

Eybl Cartex Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                                           Three Months Ended                Five Months Ended
                                                           September 30, 1999                September 30, 1999
                                                           ------------------                ------------------
Revenues:
   Rental income                                           $       140,047                   $       210,173
                                                                   -------                           -------

Expenses:
   Depreciation                                                     49,902                            83,170
   Management & leasing expenses                                     3,814                            14,663
   Operating costs, net of reimbursements                            5,165                             5,165
                                                                    ------                           -------
                                                                    58,881                           102,998
                                                                    ------                           -------
Net income                                                 $        81,166                   $       107,175
                                                                    ======                           =======

Occupied %                                                             100%                              100%

Partnership ownership %                                              17.09%                            17.09%

Cash distributed to the Partnership                        $        13,709                  $         13,709

Net income allocated to the Partnership                    $         9,402                  $          9,402

On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted the Partnership as a joint venture partner and changed its name to the Fund XI - Fund XII - REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville, County, South Carolina (the "EYBL CarTex Building") for a purchase price of $5,085,000 excluding acquisitions costs.

The building is 100% occupied by EYBL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,905.95 in the 5th year, $49,440.42 in the 7th year and $50,853.00 in the 9th year. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EYBL CarTex Building was purchase in May of 1999, comparable income and expense figures for the prior year are not available.



The Sprint Building / Fund X-XII-REIT Joint Venture
---------------------------------------------------

                                                                           Three Months Ended
                                                                           September 30, 1999
                                                                           ------------------
Revenues:
 Rental income                                                             $    264,654
                                                                                -------

Expenses:
 Depreciation                                                                    81,776
 Management & leasing expenses                                                    7,493
 Operating costs, net of reimbursements                                           1,283
                                                                                -------
                                                                                 90,552
                                                                                -------
Net income                                                                 $    174,102
                                                                                =======

Occupied %                                                                         100%

Partnership ownership %                                                          17.09%

Cash distributed to the Partnership                                        $     27,443

Net income allocated to the Partnership                                    $     19,966


On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, (the "Sprint Building") for the purchase price of $9,546,210.

The entire Sprint Building is currently under a net lease with Sprint Communications, Inc., and expires on May 18, 2007. Sprint has the option under its lease to extend the initial term for two consecutive five year periods. The annual base rent payable during the first five years of the initial term is $999,050 in equal monthly installments of $83,254. The annual lease rent during the last five years of the lease is $1,102,400 in equal monthly installments of $91,867. Under the lease, Sprint is responsible for all routine maintenance and repairs. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation and structure.

Since the Sprint Building was purchased in July, 1999, comparative income and expense figures are not available for the prior year.


Johnson Matthey Building / Fund XI-XII-REIT Joint Venture
---------------------------------------------------------

                                                                                      Two Months Ended
                                                                                      September 30, 1999
                                                                                      ------------------
Revenues:
  Rental income                                                                       $       123,566
                                                                                              -------

Expenses:
  Depreciation                                                                                 42,567
  Operating costs, net of reimbursements                                                          470
                                                                                               ------
                                                                                               43,037
                                                                                               ------
Net income                                                                            $        80,529
                                                                                               ======

Occupied %                                                                                       100%

Partnership ownership %                                                                        17.09%

Cash distributed to the Partnership                                                   $        17,210

Net income allocated to the Partnership                                               $        11,220


On August 17, 1999, the Fund XI-XII-REIT Joint acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a 10 acre tract of land located in Tredyffrim Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Mathey Building is currently under a net lease with Johnson Matthey, and was assigned to the XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three year periods of time. The montly lease rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000; $67,437.54 through June 30, 2001; $69,062.50 through June 30, 2002; $71,229.17 through June 30, 2003;
$72,854.17 through June 30, 2004; $74,750.00 through 2005; $76,375.00 through
June

30, 2006; and $78,270.84 through June 30, 2007. Under the Lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Johnson Matthey Building during the term of the Lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

The Gartner Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------


                                                                                       One Month Ended
                                                                                      September 30, 1999
                                                                                      ------------------
Revenues:
 Rental income                                                                        $      32,502

Expenses:
 Depreciation                                                                                25,874
                                                                                             ------
                                                                                             25,874
                                                                                             ------
Net income                                                                            $       6,628
                                                                                             ======

Occupied %                                                                                      100%

Partnership ownership %                                                                       17.09%

Cash distributed to the Partnership                                                   $       3,123

Net income allocated to the Partnership                                               $       1,133

On September 20, 1999, The Wells Fund XI-XII-REIT Joint Venture acquired a two story office building containing approximately 62,400 rentable square feet located on a 4.9 acre tract of land located in Fort Meyers, Florida for a purchase price of $8,320,000 excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner and was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The lease currently expires on January 31, 2008. Gartner has the right to extend the Lease for two additional five year periods of time.

The monthly lease rent payable under the Gartner lease for the remainder of the lease term is $53,566.50 through January 31, 2000; $65,866.83 through January 31, 2001; $67,534.00 through January 31, 2002; $69,222.35 through January 31,
2003; $70,952.89 through January 31, 2005; $74,544.92 through January 31, 2006;
$76,408.54 through January 31, 2007; and $78,318.71 through January 31, 2008.

Under the Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Gartner Building during the term of the Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Joint Venture, as landlord, is responsible for repair and replacement of the roof, structure and paved parking areas.

Since the Gartner Building was purchased in September, 1999, comparative income and expense figures are not available for the prior year.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). During the third quarter of 1999, the Registrant filed a Current Report on Form 8-K dated July 2, 1999, describing the acquisition of the Sprint Building by the Fund XI-XII-REIT Joint Venture and a Current Report on Form 8-K dated September 20, 1999, describing the acquisition of the Gartner Building by the Fund XI-XII-REIT Joint Venture.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WELLS REAL ESTATE FUND XII, L.P.
                      (Registrant)


Dated: November 10, 1999  By: /s/ Leo F. Wells, III
                              ---------------------
                          Leo F. Wells, III, as Individual
                          General Partner and as President
                          and Chief Financial
                          Officer of Wells Capital, Inc., the
                          General Partner of Wells Partners, L.P.