Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND XII LP
filed 2000-03-27
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                         December 31, 1999
                         ----------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                     to
                              -----------------------------------------------
Commission file number                     33-66657 (1933 Act)
                              ------------------------------------------------
                                     Wells Real Estate Fund XII L.P.
------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

          Georgia                                     58-2438242
-------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or  organization)                        Number)


6200 The Corners Parkway, Suite 250
 Norcross, Georgia                                          30092
-----------------------------------        -----------------------------------
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number, including area code          (770) 449-7800
                                                    --------------------------
Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class                Name of exchange on which registered
------------------------------------      ------------------------------------
               NONE                                         NONE
------------------------------------      ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                Cash Preferred
------------------------------------------------------------------------------
                               (Title of Class)

                                 Tax Preferred
------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
    --

Aggregate market value of the voting stock held by non-affiliates: Not
                                                                   ---
Applicable
----------

                                    PART I
                                    ------


ITEM  1.  BUSINESS
------------------

General

Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of December 31, 1999 the Partnership had sold 752,426 Cash Preferred Units, and 184,393 Tax Preferred Units, held by a total of 758 and 34 Limited Partners respectively, for total Limited Partner capital contributions of $9,368,186. After payment of $327,887 in acquisition and advisory fees and expenses, payment of $1,171,023 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, as of December 31, 1999, the Partnership was holding net offering proceeds of $2,569,276 available for investment in properties.

The Partnership owns its interest in properties through equity ownership in the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership formed to acquire, own lease, operate and manage real properties on behalf of Wells Real Estate Investment Trust.

As of December 31, 1999 the Partnership owned interest in the following properties through its ownership of the foregoing joint venture: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL Cartex Building"), which is owned by the XI-XII-REIT Joint Venture; (ii) a three-story office building in located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture; (iii) a one story office building and warehouse located in Tredyffin Township, Chester County Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture; and (iv) a two-story office building located in Ft. Myers, Lee County, Florida, (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on the results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in four buildings through its ownership in one joint venture. The Partnership does not have control over the operations of this joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method. As of December 31, 1999, the Partnership was holding approximately $2,569,276 to invest in properties.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination right


                                                                          Partnerships
Year of           Number of                            Annualized           Share of           Percentage of         Percentage of
Lease              Leases           Square             Gross Base          Annualized          Total Square         Total Annualized
Expiration        Expiring       Feet Expiring           Rent(1)       Gross Base Rent(1)      Feet Expiring           Base Rent
------------------------------------------------------------------------------------------------------------------------------------
   2000              -                -                       -                -                    -                    -
   2001              -                -                       -                -                    -                    -
   2002              -                -                       -                -                    -                    -
   2003              -                -                       -                -                    -                    -
   2004              -                -                       -                -                    -                    -
   2005              -                -                       -                -                    -                    -
   2006              -                -                       -                -                    -                    -
   2007(2)           2          198,900               2,041,656          348,899                 46.2%                56.8%
   2008(3)           2          231,910               1,554,348          265,623                 53.8%                43.2%
------------------------------------------------------------------------------------------------------------------------------------
                     4          430,810          3,596,004               614,522                100.0%               100.0%

(1).   Average monthly gross rent over the life of the lease, annualized

(2). Expiration of Sprint lease, Leawood, Kansas and Johnson Matthey lease, Chester County, Pennsylvania

(3). Expiration of Gartner lease, Ft. Myers Florida and EYBL Cartex lease, Fountain Inn, South Carolina.

The following describes additional information about the properties in which the Partnership owns interests of December 31, 1999:

Fund XI-XII-REIT Joint Venture
------------------------------

On June 21, 1999, the Partnership was admitted to the Wells Fund XI - Fund XII - REIT Associates Joint Venture (the "Fund XI-XII-REIT Joint Venture").

The Fund XI-XII-REIT Joint Venture is a joint venture partnership among the Partnership, Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), an affiliated Georgia limited partnership, and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership formed to acquire, own lease, operate, and manage real properties on behalf of Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), an affiliated Maryland corporation. This joint venture was originally formed on May 1, 1999, as a joint venture between Wells Fund XI and the Wells OP pursuant to a Joint Venture Partnership Agreement, which was amended and restated on June 21, 1999, to admit the Partnership as a joint venture partner. The Fund XI-XII-REIT Joint Venture was formed for the purpose of acquisition, ownership, development, leasing, operation, sale and management of real properties. The investment objectives of Wells Fund XI and the Wells REIT are substantially identical to those of the Partnership.

As of December 31, 1999, the Partnership had contributed $5,300,000 for an approximate 17.1% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XI had made capital contributions of $8,131,135 for an approximate 26.2% equity interest in the Fund XI-XII-REIT Joint Venture, and Wells OP had contributed $17,585,310 for an approximate 56.7% equity interest in the Fund XI-XII-REIT Joint Venture.

The Sprint Building
-------------------

On July 2, 1999, the XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet, on a 7.12 acre tract of land, located in Leawood, Johnson County, Kansas (the "Sprint Building") from Bridge Information Systems America, Inc.

The purchase price for the Sprint Building was $9,500,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorneys' fees, recording fees and other closing costs, of approximately $46,210. As of December 31, 1999, the Partnership had contributed $1,000,000, Wells Fund XI had contributed $3,000,000 and Wells OP had contributed $5,500,000 towards the purchase of this project.

The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint dated February 14, 1997. The landlord's interest in the lease was assigned to the X-XI-REIT Joint Venture at the closing.

The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the lease for two additional five year periods.

The monthly base rent payable under the Lease is $83,254.17 ($14.50 per square foot) through May 18, 2002 and $91,866.67 ($16.00 per square foot) for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas.

Under the lease, Sprint is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Sprint Building during the term of the lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot and the landscaping to the Sprint Building. The XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior roof, foundation and structure.

The lease contains a termination option which may be exercised by Sprint effective as of May 18, 2004, provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the XI-XII-REIT Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the XI-XII-REIT Joint Venture a termination payment equal to $6.53 per square foot, or $450,199.

Sprint also has an expansion option for an additional 20,000 square feet of office space which may be exercised in two expansion phases. Sprint's expansion rights involve building on unfinished ground level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining Lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

The average effective annual rental per square foot at the Sprint Building was $15.44 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

For additional information regarding the Sprint Building, refer to Supplement No. 1 dated September 1, 1999, to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22, 1999, which is contained in Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., which was filed with the Commission on September 1, 1999 (Commission File No. 33-66657).

EYBL Cartex Building
--------------------

On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture (the "Joint Venture), acquired a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina ("the EBYL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Seller").

The rights under the Contract were assigned by Wells Capital, Inc., an affiliate of the Partnership and the original purchaser under the Contract, to Wells LLC at closing., The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building, including attorney's fees, recording fees and other closing costs, of approximately $37,000. The purchase costs were funded by capital contributions of $1,530,000 by Wells Fund XI and $3,591,827 by Wells OP.

The EYBL CarTex Building is a manufacturing and office building consisting of a total of 169,510 square feet comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which consisted of an additional 64,000 square feet of warehouse space.

The property, located at 111 SouthChase Boulevard, was developed in the early 1980's on a site of approximately 11.94 acres. The site is located in the SouthChase Industrial Park, which is located adjacent to I-385 in southwest Greenville with easy access to I-85. The current configuration of the parking lot allows for approximately 252 spaces for vehicles, which has proven adequate for current tenant. The landscaping at the facility is in good condition and is consistent with the quality level of the entire complex.

The entire 169,510 rentable square feet of the EBYL CarTex Building is currently under an Agreement of Lease (the "Lease") with EYBL CarTex, Inc., a South Carolina corporation ("EBYL CarTex"). The Lease was assigned to Wells LLC at the closing.

The initial term of the Lease is ten years which commenced on March 1, 1998, and expires in February 2008. EYBL CarTex has the right to extend the Lease for two additional five year periods of time. Each extension option must be exercised by giving notice to the landlord at least 12 months prior to the expiration date of the then current lease term.

The annual lease rent payable during the first four years of the lease is $508,530 in equal monthly installments of $42,377.50. The annual lease rent for years five and six is $550,907.50; year seven and eight is $593,285 and years nine and ten is $610,236.

Under the Lease, EYBL CarTex is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the EYBL CarTex Building during the term of the Lease. In addition, EYBL CarTex is responsible for all routine maintenance and repairs to the EBYL CarTex Building. Wells LLC, as landlord, is responsible for maintenance for the footings and foundations and the structural steel columns and girders associated with the building.

Pursuant to a lease commission agreement dated February 12, 1998, between Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

The average effective annual rental per square foot at the EBYL CarTex Building was $3.31 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

For additional information regarding the EBYL CarTex Building, refer to Supplement No. 1 dated September 1, 1999, to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22, 1999, which is contained in Post Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., which was filed with the Commission on September 1, 1999 (Commission File No. 33-66657).

The Johnson Matthey Building
----------------------------

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building (the "Johnson Matthey Building") located in Chester County, Pennsylvania from Alliance Commercial Properties Ltd.

Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XI-XII-REIT Joint Venture at closing. The purchase price paid for the Johnson Matthey Building was $8,000,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Johnson Matthey Building, including Attorneys' fees, recording fees and other closing costs, of approximately $50,000. The purchase of the building was funded by capital contributions of $1,500,000 by the Partnership, $3,494,727 by Wells Fund XI and $3,061,594 by Wells OP.

The Johnson Matthey Building is a 130,000 square foot research and development, office and warehouse building that was first constructed in 1973 as a multi-tenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a 10.0 acre tract of land located at 434-436 Devon Park Drive in Tredyffrin Township, Chester County, Pennsylvania.

The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at closing with the result that the joint venture is now the landlord under the lease. The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three year periods of time. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three:
$789,750, year four: $809,250, year five:  $828,750, year six: $854,750, year seven: $874,250, year eight: $897,000, year nine: $916,500, and year ten:
$939,250.

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

The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

For additional information regarding the Johnson Matthey Building, refer to Supplement No. 1 dated September 1, 1999, to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22,

1999, which is contained in Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P. , which was filed with the Commission on September 1, 1999 (Commission File No. 33-66657).

The Gartner Building
--------------------

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two story office building with approximately 62,400 rentable square feet on a 4.9 acre tract of land located at 12600 Gateway Blvd. in Fort Meyers, Lee County, Florida (the "Gartner Building") from Hogan Triad Ft. Meyers I, Ltd., a Florida limited partnership.

The rights under the Contract were assigned by Wells Capital, Inc., the original purchaser under the Contract, to the XI-XII-REIT Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees and other closing costs of approximately $27,600. The project was funded by capital contributions of $2,800,000 by the Partnership, $106,554 by Wells Fund XI and $5,441,064 by Wells OP.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the "Lease"). The landlord's interest in the Lease was assigned to the XI-XII-REIT Joint Venture at the closing.

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

The "Small Option Building" expansion option allows Gartner the ability to expand into a separate, free standing facility on the property containing between 30,000 and 32,000 rentable square feet to be constructed by the XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the Small Option Building by providing notice in writing to the XI-XII-REIT Joint Venture on or before February 15, 2002.

The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the Small Option Building by providing notice in writing to the Joint Venture on or before February 15, 2002.

The average effective annual rental per square foot at the Gartner Building was $13.68 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

For additional information regarding the Gartner Building, refer to the Partnership's Form 8-K dated September 20, 1999, which was filed with the Commission on October 5, 1999 (Commission File No. 33-66657).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the year of 1999.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 29, 2000, the Partnership had 752,426 outstanding Cash Preferred Units held by a total of 807 Limited Partners and 184,393 outstanding Tax Preferred Units held by a total of 39 Limited Partners. The capital contributions per unit is $10.00. There is no established public trading for the Partnerships limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash Preferred Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Tax Preferred Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1999.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Cash Preferred Status Limited Partners during 1999 and were as follows:


                        Per Cash Preferred Status Unit
                        ------------------------------

         Distribution for     Total Cash   Investment   Return of   General
         Quarter Ended        Distributed    Income      Capital    Partner
         ------------------   -----------  ----------   ---------   -------
       March 31, 1999         $      0         $   0       $0.00     $0.00
       June 30, 1999          $      0         $   0       $0.00     $0.00
       September 30, 1999     $ 62,935         $0.26       $0.00     $0.00
       December 31, 1999      $113,083         $0.29       $0.00     $0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to Limited Partners until February, 2000. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Cash Preferred Status Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the seven months ended December 31, 1999.


                                                              1999
                                                              ----
          Total assets                                     $8,607,630
          Total revenues                                      160,379
          Net income                                          122,817
          Net loss allocated
            to General Partners                                  (500)
          Net income allocated to
           Cash Preferred Limited Partners                    195,244
          Net loss allocated to
            Tax Preferred Limited Partners                     71,927
          Net income per weighted
           average (1) Cash Preferred
           Limited Partner Unit                                  0.50
          Net loss per weighted
           average (1) Tax Preferred
           Limited Partner Unit                                 (0.56)
          Cash Distributions per
            weighted average (1)
            Cash Preferred Limited Partner
               Unit:
              Investment Income                                  0.55
              Return of Capital                                  0.00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of December 31, 1999, the Partnership had sold 752,426 Cash Preferred Status Units and 184,393 Tax Preferred Status Units, held by a total of 758 and 34 Limited Partners, respectively, for total Limited Partner contributions of $9,368,186. After payment of $327,887 in acquisition and advisory fees and expenses, payment of $1,171,023 in selling commissions and organization and offering expenses, and the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, as of December 31, 1999, the Partnership was holding net offering proceeds of $2,569,276 available for investment in properties.

Gross revenues of the Partnership of $160,379 for the year ended December 31, 1999, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures, and equity in earnings of joint ventures

Expenses for the Partnership were $37,562 for the year ended December 31, 1999, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was $122,817 for the year ended December 31, 1999. The Partnership's cash distribution to the Cash Preferred Status Limited Partners was $0.55 for the year ended December 31, 1999. No cash distributions have been paid to Tax Preferred Status Limited Partners or to the General Partners.

Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on June 1, 1999, there is no comparative financial data available from the prior fiscal year.

Property Operations
-------------------

As of December 31, 1999, the Partnership owned interests in the following operational properties:

EYBL CarTex Building/Fund XI-XII-REIT Joint Venture
---------------------------------------------------

                                                             Eight Months Ended
                                                              December 31, 1999
                                                            -------------------
       Revenues:
          Rental income                                         $350,221
                                                                --------

       Expenses:
          Depreciation                                           133,072
          Management & leasing expenses                           20,384
          Operating costs, net of reimbursements                  10,868
                                                                --------
                                                                 164,324
                                                                --------
       Net income                                               $185,897
                                                                ========

       Occupied %                                                    100%

       Partnership ownership %                                      17.1%

       Cash distributed to the Partnership                      $ 33,482

       Net income allocated to the Partnership                  $ 22,856


On May 18, 1999, Wells Real Estate, LLC-SC I, a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina, for the purchase price of $5,085,000, excluding acquisition costs.

The building is 100% occupied by EBYL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,905.95 in the fifth year, $49,440.42 in the seventh year, and $50,853.00 in the ninth year. The lease is a triple net lease whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EBYL CarTex Building was purchased in May of 1999, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Sprint Building / Fund X-XII-REIT Joint Venture
---------------------------------------------------

                                                Six Months Ended
                                               December 31, 1999
                                               -----------------
  Revenues:
     Rental income                                  $  531,993
                                                       -------

  Expenses:
     Depreciation                                      163,553
     Management & leasing expenses                      18,732
     Operating costs, net of reimbursements              6,069
                                                       -------
                                                       188,354
                                                       -------
  Net income                                        $  343,639
                                                       =======

  Occupied %                                               100%

  Partnership ownership %                                 17.1%

  Cash distributed to the Partnership               $   67,386

  Net income allocated to the Partnership           $   48,939

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

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Johnson Matthey Building / Fund XI-XII-REIT Joint Venture
---------------------------------------------------------

                                                        Five Months Ended
                                                        December 31, 1999
                                                        -----------------
  Revenues:
     Rental income                                           $    325,368
                                                                  -------

  Expenses:
     Depreciation                                                 106,461
     Management & leasing expenses                                 11,846
     Operating costs, net of reimbursements                         4,841
                                                                  -------
                                                                  123,148
                                                                  -------
  Net income                                                 $    202,220
                                                                  =======

  Occupied %                                                          100%

  Partnership ownership %                                            17.1%

  Cash distributed to the Partnership                        $     48,178

  Net income allocated to the Partnership                    $     32,015

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a 10 acre tract of land located in Tredyfrim Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs.

The entire Johnson Mathey Building is currently under a net lease with Johnson Matthey, and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three year periods of time.

The monthly lease rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000; $67,437.54 through June 30, 2001; $69,062.50 through June 30, 2002; $71,229.17 through June 30, 2003;
$72,854.17 through June 30, 2004; $74,750.00 through 2005; $76,375.00 through
June 30, 2006; and $78,270.84 through June 30, 2007.

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

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


The Gartner Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                                        Four Months Ended
                                                        December 31, 1999
                                                        -----------------
  Revenues:
     Rental income                                            $   235,863
                                                                  -------

  Expenses:
     Depreciation                                                 103,496
     Management & leasing expense                                   8,268
     Other operating expenses, net of reimbursements                2,783
                                                                  -------
                                                                  114,547
                                                                  -------
  Net income                                                  $   121,316
                                                                  =======

  Occupied %                                                          100%

  Partnership ownership %                                            17.1%

  Cash distributed to the Partnership                         $    28,693

  Net income allocated to the Partnership                     $    20,732

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two story office building containing approximately 62,400 rentable square feet located on a 4.9 acre tract of land located in Fort Meyers, Florida for a purchase price of $8,320,000 excluding acquisition costs.

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

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 Units.

After payment of $327,887 in acquisition and advisory fees and expenses, payment of $1,171,023 in selling commissions and organizational and offering expenses, and the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, as of December 31, 1999, the Partnership was holding net offering proceeds of $2,569,276 available for investment in the Partnership.

The Partnership had net cash provided by operating activities of $3,782 due primarily to interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities of $5,553,776 is primarily the result of the payment of acquisition and advisory fees and investment in the Fund XI-XII-REIT Joint Venture. The net cash provided by financing activities of $8,134,128 is the result of raising $9,368,186 in Limited Partners contributions less commissions and organizational and offering expenses and, therefore, increasing cash and cash equivalents from $600 of General Partners' contribution at the beginning of the year to $2,584,734 as of December 31, 1999.

The Partnership's distributions to holders of Cash Preferred Status Units for the 4/th/ quarter ended December 31, 1999 have been paid from net cash from operations February, 2000. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1999. No cash distributions were paid to holders of Tax Preferred Status Units in 1999.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners Capital contributions. As of December 31, 1999, the Partnership was holding net offering proceeds of $2,569,276 for this purpose.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation
----------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000
----------

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                    PART III
                                    --------

Item 10.  General Partners of the Partnership.
---------------------------------------------

     Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway Suite 250, Norcross, Georgia 30092.

     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 56
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11.  Compensation of General Partners and Affiliates.
---------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1999.

                            CASH COMPENSATION TABLE
                            -----------------------

       (A)                             (B)                       (C)
Name of individual or    Capacities in which served -    Cash Compensation
 number in group          Form of Compensation

---------------------    ----------------------------    -------------------
Wells Capital, Inc.      General Partner of Wells                $327,886
                         Partners, L.P.
                         Acquisition and Advisory Fees
                           and Expenses

Wells Capital, Inc.      General Partner of Wells                $281,046
                         Partners, L.P. Reimbursement
                         of Organization and Offering
                         Expenses

Leo F. Wells, III        General Partner                              -0-

Wells Investment         Dealer Manager -                        $889,978(1)
Securities, Inc.         Selling Commissions

Wells Management         Property Manager -                      $  8,268(2)
Company, Inc.            Management and Leasing
                         Fees


(1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999, but not actually paid until January, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.


Set forth below is the security ownership of management as of February 29, 2000.

     (1)                    (2)                    (3)                (4)
                                           Amount and Nature
                        Name of              of Beneficial
Title of Class      Beneficial Owner           Ownership       Percent of Class
--------------      ----------------       ------------------  ----------------

Cash Preferred      Leo F. Wells, III     23.501 Units (IRA,     less than 1%
Status Units                                401 (k) Plan


No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

          Interest in Partnership Cash Flow and Net Sales Proceeds.
          --------------------------------------------------------
     The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Cash Preferred Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1999.

     Property Management and Leasing Fees.  Wells Management Company,
     ------------------------------------
     Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years)net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

     Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $8,268 for the year ended December 31, 1999.

     Real Estate Commissions.  In connection with the sale of
     -----------------------
     Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1999.

     Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the General Partner of Wells Partners, L.P., for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 1999, amounted to $327,886 and represented approximately 3.5% of the Limited Partners' capital contributions. These fees are allocated to specific properties as they are purchased.

     Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of December 31, 1999, the Partnership had reimbursed the Company for $281,046 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

                               PART IV
                               -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.  Financial Statements
        The Financial Statements are contained on pages F-2 through F-50 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.  Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) On October 5, 1999, the Partnership filed a Current Report on Form 8-K dated September 20, 1999, reporting the acquisition of the Gartner Building by the Fund XI-XII-REIT Joint Venture.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index Attached hereto.

(d)     See (a)2 above.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000.

                              Wells Real Estate Fund XII, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                 ------------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                    Title
---------                    -----

 /s/ Leo F. Wells, III       Individual General Partner,       March 27, 2000
-------------------------
Leo F. Wells, III            President and Sole Director
                             of Wells Capital, Inc., the
                             General Partner of Wells
                             Partners, L.P.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                                       Page
--------------------                                                       ----

Independent Auditors' Report                                               F-2

Balance Sheets as of December 31, 1999 and 1998                            F-3

Statements of Income for the Year Ended December 31, 1999                  F-4

Statements of Partners' Capital for the Years Ended December 31, 1999
  and 1998                                                                 F-5

Statements of Cash Flows for the Years Ended December 31, 1999 and 1998    F-6

Notes to Financial Statements for December 31, 1999 and 1998               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund XII, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XII, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998, the related statement of income for the year ended December 31, 1999, and the related statements of partners' capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 1999 and 1998, the results of its operations for the year ended December 31, 1999, and the results of its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 20, 2000

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 and 1998


                                     ASSETS

                                                                        1999             1998
                                                                    ----------         --------
INVESTMENT IN JOINT VENTURE                                         $5,467,634         $      0

CASH                                                                 2,584,734              600

DEFERRED PROJECT COSTS                                                 107,051                0

DEFERRED OFFERING COSTS                                                331,953          109,139

DUE FROM AFFILIATE                                                     116,258                0
                                                                    ----------         --------
              Total assets                                          $8,607,630         $109,739
                                                                    ==========         ========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                $    5,507         $      0
    Due to affiliate                                                   344,578          109,139
    Partnership distributions payable                                  113,084                0
                                                                    ----------         --------
                                                                       463,169          109,139
                                                                    ----------         --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    General partners                                                         0              500
    Limited partners:
       Cash preferred--752,426 units as of December 31, 1999         6,602,953                0
       Tax preferred--184,393 units as of December 31, 1999          1,541,508                0
       Original limited partner                                              0              100
                                                                    ----------         --------
              Total partners' capital                                8,144,461              600
                                                                    ----------         --------
              Total liabilities and partners' capital               $8,607,630         $109,739
                                                                    ==========         ========

     The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                              STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1999



REVENUES:
    Equity in income of joint venture                              $124,542
    Interest income                                                  35,837
                                                                   --------
                                                                    160,379
                                                                   --------
EXPENSES:
    Partnership administration                                       12,517
    Legal and accounting                                             11,439
    Operating costs, net of reimbursements                            8,431
    Computer costs                                                    5,175
                                                                   --------
                                                                     37,562
                                                                   --------
NET INCOME                                                         $122,817
                                                                   ========

NET LOSS ALLOCATED TO GENERAL PARTNERS                             $   (500)
                                                                   ========

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS            $195,244
                                                                   ========

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS               $(71,927)
                                                                   ========

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED
  PARTNER UNIT                                                     $   0.50
                                                                   ========

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED
  PARTNER UNIT                                                     $  (0.56)
                                                                   ========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED
  LIMITED PARTNER UNIT                                             $   0.55
                                                                   ========


        The accompanying notes are an integral part of this statement.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 Limited Partners                                        Total
                                       ------------------------------------------------------------------
                                                           Cash Preferred              Tax Preferred       General      Partners'
                                                     ------------------------    ------------------------
                                         Original       Units       Amount          Units         Amount   Partners      Capital
                                       ----------    ----------   -----------    ----------    ----------  --------     ----------
BALANCE AT, December 31, 1997              $    0             0    $        0             0    $        0   $     0     $        0

    Original partner contribution             100             0             0             0             0         0            100
    General partners' contributions             0             0             0             0             0       500            500
                                       ----------    ----------   -----------    ----------    ----------  --------     ----------
BALANCE AT, December 31, 1998                 100             0             0             0             0       500            600

    Net income (loss)                           0             0       195,244             0       (71,927)     (500)       122,817
    Partnership distributions                   0             0      (176,018)            0             0         0       (176,018)
    Limited partner contributions               0       752,426     7,524,260       184,393     1,843,926         0      9,368,186
    Sales commissions and discounts             0             0      (714,805)            0      (175,173)        0       (889,978)
    Other offering expenses                     0             0      (225,728)            0       (55,318)        0       (281,046)
    Return of capital                        (100)            0             0             0             0         0           (100)
                                       ----------    ----------   -----------    ----------    ----------  --------     ----------
BALANCE AT, December 31, 1999              $    0       752,426    $6,602,953       184,393    $1,541,508   $     0     $8,144,461
                                       ==========    ==========   ===========    ==========    ==========  ========     ==========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                           1999            1998
                                                                                        -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $   122,817     $        0
    Adjustments to reconcile net income to net cash provided by operating               -----------     ----------
       activities:
           Equity in income of joint venture                                               (124,542)             0
           Changes in assets and liabilities:
              Accounts payable                                                                5,507              0
              Deferred offering costs                                                             0              0
              Due to affiliates                                                                   0              0
                                                                                        -----------     ----------
                 Total adjustments                                                         (119,035)             0
                                                                                        -----------     ----------
                 Net cash provided by operating activities                                    3,782              0
                                                                                        -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint venture                                                61,485              0
    Investment in joint venture                                                          (5,300,000)             0
    Deferred project costs paid                                                            (315,261)             0
                                                                                        -----------     ----------
                 Net cash used in investing activities                                   (5,553,776)             0
                                                                                        -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    General partner's contribution                                                                0            100
    Limited partners' contributions                                                       9,368,186            500
    Sales commissions and discounts paid                                                   (889,978)             0
    Offering costs paid                                                                    (281,046)             0
    Distributions to partners from accumulated earnings                                     (62,934)             0
    Return of capital                                                                          (100)             0
                                                                                        -----------     ----------
                 Net cash provided by financing activities                                8,134,128            600
                                                                                        -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,584,134            600

CASH AND CASH EQUIVALENTS, beginning of year                                                    600              0
                                                                                        -----------     ----------
CASH AND CASH EQUIVALENTS, end of year                                                  $ 2,584,734     $      600
                                                                                        ===========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

       Deferred project costs contributed to joint venture                              $   220,835     $        0
                                                                                        ===========     ==========

       Deferred project costs due to affiliate                                          $    12,625     $        0
                                                                                        ===========     ==========

       Deferred offering costs due to affiliate                                         $   222,814     $  109,139
                                                                                        ===========     ==========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   Wells Real Estate Fund XII, L.P. (the "Partnership") is a public limited partnership organized on September 15, 1998 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have their units treated as cash preferred units or tax preferred units. Thereafter, limited partners shall have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected. The Partnership commenced operations as of June 1, 1999.

   The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, currently under construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), the Partnership, and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner, which is referred to as Wells Funds XI, XII, and REIT Joint Venture.

   Through its investment in Wells Fund XI, XII, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a two-story manufacturing and office building in Greenville County, South Carolina (the "EYBL CareTex Building"), (ii) a three-story office building in Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthay Building"), and (iv) a two-story office building in Fort Myers, Florida (the "Gartner Building").

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain an appropriate level of rental rates, occupancy, and operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   Income Taxes

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   Distributions of Net Cash From Operations

   Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding cash preferred units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed thus far. Any remaining cash available for distribution is split 90% to the limited partners holding cash preferred units and 10% to the general partners. No such distributions will be made to the limited partners holding tax preferred units.

   Distribution of Sale Proceeds

   Upon the sale of properties, the net sale proceeds will be distributed in the following order:

         . To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units;

         . To limited partners on a per unit basis until each limited partner has received 100% of their net capital contributions, as defined;

         . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined;

         . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units);

         . To the general partners until they have received 100% of their capital contributions, as defined;

         . Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision;

         . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners.

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding cash preferred units and 1% to the general partners.

   Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding tax preferred units and 1% to the general partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding tax preferred units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   Investment in Joint Venture

   Basis of Presentation. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in joint venture is recorded using the equity method of accounting.

   Real Estate Assets. Real estate assets held by the joint venture are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint venture as of December 31, 1999.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

   Revenue Recognition. All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   Partner's Distributions and Allocations of Profit and Loss. Cash available for distribution and allocations of profit and loss to the Partnership by the joint venture are made in accordance with the terms of the joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint venture to the Partnership quarterly.

   Deferred Lease Acquisition Costs. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.


2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1999 were $327,886 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 1999 represent fees not yet applied to properties. As of December 31, 1999 $12,625 of fees had not yet been paid and were included in due to affiliate in the accompanying balance sheet.


3. DEFERRED OFFERING COSTS

   Organization and offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Company and not by the Partnership. Organization and offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

   As of December 31, 1999, the Company paid organization and offering expenses on behalf of the Partnership in the aggregate amount of $612,999, of which the Company was reimbursed $281,046, which did not exceed the 5% limitation. The unpaid portion of deferred offering costs is $331,953 and is included in due to affiliate in the accompanying balance sheet.


4. RELATED-PARTY TRANSACTIONS

   Due from affiliate at December 31, 1999 represents the portion of 1999 fourth-quarter distributions to be paid to the Partnership by Fund XI, XII, and REIT Joint Venture.

   The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership's properties, the Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $8,268 and $0 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

   The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is reasonable estimation of such expenses.

   The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.


5. INVESTMENT IN JOINT VENTURE

   The Partnership's investment and percentage ownership in Fund XI, XII and REIT at December 31, 1999 are summarized as follows:

                                                       Amount         Percent
                                                      ----------     ---------
        Fund XI, XII, and REIT                        $5,467,634        17%

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999:


        Investment in joint venture, beginning of year           $        0
            Equity in income of joint venture                       124,542
            Contributions to joint venture                        5,520,835
            Distributions from joint venture                       (177,743)
                                                                -----------
        Investment in joint venture, end of year                 $5,467,634
                                                                ===========
   Fund XI, XII, and REIT Joint Venture

   On May 1, 1999, the Partnership entered into a joint venture with Wells Fund XI and the Operating Partnership. On May 18, 1999, the joint venture purchased a 169,510-square-foot, two-story manufacturing and office building, known as EYBL CarTex, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900 square-foot, three-story-office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000 square-foot office and warehouse building, known as the Johnson Matthey Building, in Chester County, Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400 square-foot, two-story office building, known as the Gartner Building, in Fort Myers, Florida.

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1999

                                    Assets
Real estate assets, at cost:
    Land                                                                              $   5,048,797
    Building and improvements, less accumulated depreciation of $506,582                 26,811,869
                                                                                      -------------
              Total real estate assets                                                   31,860,666
Cash and cash equivalents                                                                   766,278
Accounts receivable                                                                         133,777
Prepaid assets and other expenses                                                            26,486
                                                                                      -------------
              Total assets                                                            $  32,787,207
                                                                                      =============

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $     112,457
    Partnership distributions payable                                                       680,294
                                                                                      -------------
              Total liabilities                                                             792,751
                                                                                      -------------
Partners' capital:
    Wells Real Estate Fund XI                                                             8,365,852
    Wells Real Estate Fund XII                                                            5,467,634
    Wells Operating Partnership, L.P.                                                    18,160,970
                                                                                      -------------
              Total partners' capital                                                    31,994,456
                                                                                      -------------
              Total liabilities and partners' capital                                 $  32,787,207
                                                                                      =============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                     for the Year Ended December 31, 1999

Revenues:
    Rental income                                                 $1,443,446
    Other income                                                          57
                                                                ------------
                                                                   1,443,503
                                                                ------------
Expenses:
    Depreciation                                                     506,582
    Management and leasing fees                                       59,230
    Operating costs, net of reimbursements                             6,433
    Property administration                                           14,185
    Legal and accounting                                               4,000
                                                                ------------
                                                                     590,430
                                                                ------------
Net income                                                       $   853,073
                                                                ============

Net income allocated to Wells Real Estate Fund XI                $   240,031
                                                                ============
Net income allocated to Wells Real Estate Fund XII               $   124,542
                                                                ============

Net income allocated to Wells Operating Partnership, L.P.        $   488,500
                                                                ============


                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                     for the Year Ended December 31, 1999

                                                                  Wells
                                     Wells Real   Wells Real     Operating           Total
                                       Estate       Estate      Partnership,       Partners'
                                      Fund XI      Fund XII         L.P.            Capital
                                   -------------  -----------   -------------     -------------
Balance, December 31, 1998            $        0   $        0     $         0       $         0
    Net income                           240,031      124,542         488,500           853,073
    Partnership contributions          8,470,160    5,520,835      18,376,267        32,367,262
    Partnership distributions           (344,339)    (177,743)       (703,797)       (1,225,879)
                                   -------------  -----------   -------------     -------------
Balance, December 31, 1999            $8,365,852   $5,467,634     $18,160,970       $31,994,456
                                   =============  ===========   =============     =============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                     for the Year Ended December 31, 1999

Cash flows from operating activities:
    Net income                                                                                       $     853,073
                                                                                                    --------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                                    506,582
           Changes in assets and liabilities:
              Accounts receivable                                                                         (133,777)
              Prepaid expenses and other assets                                                            (26,486)
              Accounts payable                                                                             112,457
                                                                                                    --------------
                 Total adjustments                                                                         458,776
                                                                                                    --------------
                 Net cash provided by operating activities                                               1,311,849
                                                                                                    --------------
Cash flows from financing activities:
    Distributions to joint venture partners                                                               (545,571)
                                                                                                    --------------
Net increase in cash and cash equivalents                                                                  766,278
Cash and cash equivalents, beginning of year                                                                     0
                                                                                                    --------------
Cash and cash equivalents, end of year                                                               $     766,278
                                                                                                    ==============
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                                               $  1,294,686
                                                                                                    ==============

    Contribution of real estate assets to joint venture                                                $31,072,562
                                                                                                    ==============

6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the year ended December 31, 1999 is recalculated as follows:

        Financial statement net income                                                           $122,817
        Increase (decrease) in net income resulting from:
            Depreciation expense for financial reporting purposes in excess of
               amounts for income tax purposes                                                     27,541
            Rental income accrued for financial reporting purposes in excess of
               amounts for income tax purposes                                                    (20,250)
                                                                                             ------------
        Income tax basis net income                                                              $130,108
                                                                                             ============

    The Partnership's income tax basis partners' capital at December 31, 1999 is computed as follows:

        Financial statement partners' capital                                                 $8,144,461
        Increase (decrease) in partners' capital resulting from:
            Depreciation expense for financial reporting purposes in excess of
               amounts for income tax purposes                                                    27,541
            Capitalization of syndication costs for income tax purposes, which are
               accounted for as cost of capital for financial reporting purposes               1,171,024
            Accumulated rental income accrued for financial reporting purposes in
               excess of amounts for income tax purposes                                         (20,250)
            Partnership's distributions payable                                                  113,084
                                                                                            ------------
        Income tax basis partners' capital                                                    $9,435,860
                                                                                            ============

7.  RENTAL INCOME

    The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                                         $   527,288
                     2001                                             535,855
                     2002                                             559,495
                     2003                                             575,460
                     2004                                             587,940
                 Thereafter                                         1,659,250
                                                                 ------------
                                                                  $ 4,445,288
                                                                 ============

    Four tenants contributed 40%, 26%, 26%, and 15% of rental income. In addition, four tenants will contribute 30%, 27%, 22%, and 18% of future minimum rental income.

    The future minimum rental income due Fund XI, XII and REIT under noncancellable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                                         $ 3,085,362
                     2001                                           3,135,490
                     2002                                           3,273,814
                     2003                                           3,367,231
                     2004                                           3,440,259
                 Thereafter                                         9,708,895
                                                                 ------------
                                                                  $26,011,051
                                                                 ============

    Four tenants contributed approximately 34%, 22%, 22%, and 12% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 30%, 27%, 22%, and 18% of future minimum rental income.

8.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 1999:

                                                                             1999 Quarters Ended
                                                        -----------------------------------------------------------
                                                           March 31       June 30     September 30     December 31
                                                        -------------   ----------   -------------     ------------
    Revenues                                                $    0      $       0        $ 61,667          $ 98,712
    Net (loss) income                                            0         (2,615)         45,786            79,646
    Net loss allocated to general partners                       0            (26)           (231)             (243)
    Net income allocated to cash preferred
        limited partners                                         0              0          68,910           126,334
    Net loss allocated to tax preferred limited
        partners                                                 0         (2,589)        (22,893)          (46,445)
    Net income per weighted average cash
        preferred limited partner unit
        outstanding (a)                                      $0.00      $    0.00        $   0.28          $   0.20
    Net loss per weighted average tax preferred
        limited partner unit outstanding (a)                  0.00          (0.02)          (0.21)            (0.36)
    Cash distribution per weighted average cash
        preferred limited partner unit outstanding            0.00           0.00            0.26              0.29

              (a) The totals of the four quarterly amounts for the year ended
                  December 31, 1999 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.



9.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1999

                                                                                 Initial Cost                Costs of
                                                                          ----------------------------
                                                                                         Buildings and       Capitalized
              Description               Ownership       Encumbrances          Land        Improvements      Improvements
-----------------------------------     ---------       ------------      -----------    -------------      ------------
EYBL CARTEX PROPERTY (a)                   17%             None           $   330,000      $ 4,791,828      $    211,962

SPRINT BUILDING (b)                        17%             None             1,696,000        7,850,726           397,783

JOHNSON MATTHEY (c)                        17%             None             1,925,000        6,131,392           335,686

GARTNER PROPERTY (d)                       17%             None               895,844        7,451,760           347,820

                                                                          -----------    -------------      ------------
            Total                                                         $ 4,846,844      $26,225,706      $  1,293,251
                                                                          ===========     ============      ============

                                              Gross Amount at Which Carried at December 31, 1999
                                       ---------------------------------------------------------------
                                                        Buildings and     Construction
       Description                         Land         Improvements      in Progress          Total
-----------------------------------     ---------       ------------      ------------      -----------
EYBL CARTEX PROPERTY (a)                 $343,750       $  4,990,040        $    0          $ 5,333,790

SPRINT BUILDING (b)                     1,766,667          8,177,842             0            9,944,509

JOHNSON MATTHEY (c)                     2,005,209          6,386,868             0            8,392,077

GARTNER PROPERTY (d)                      933,171          7,762,253             0            8,695,424

                                       ----------       ------------      ------------      -----------
            Total                      $5,048,797       $ 27,317,003        $    0          $32,365,800
                                       ==========       ============      ============      ===========

                                                                                            Life on Which
                                      Accumulated          Date of             Date          Depreciation
       Description                    Depreciation       Construction        Acquired       Is Computed (e)
----------------------------------    ------------       ------------        --------       ---------------
EYBL CARTEX PROPERTY (a)                $133,072               1998          05/18/99       20 to 25 years

SPRINT BUILDING (b)                      163,553               1998          07/02/99       20 to 25 years

JOHNSON MATTHEY (c)                      106,461               1973          08/17/99       20 to 25 years

GARTNER PROPERTY (d)                     103,496               1998          08/20/99       20 to 25 years

                                      ----------
            Total                     $  506,582
                                      ==========


                         (a) The EYBL CarTex Property consists of a one-story
                             manufacturing and office building located in Fountain Inn, South Carolina. It is owned by Fund XI-XII-REIT Joint Venture.

                         (b) The Sprint Building consists of a three-story
                             office building located in Leawood, Kansas. It is owned by Fund XI-XII-REIT Joint Venture.

                         (c) The Johnson Matthey Property consists of one-story
                             research and development office and warehouse building located in Chester County, Pennsylvania. It is owned by Fund XI-XII-REIT Joint Venture.

                         (d) The Gartner Property consists of a two-story office
                             building located in Ft. Myers, Florida. It is owned by Fund XI-XII-REIT Joint Venture.

                         (e) Depreciation lives used for buildings are 25 years.
                             Depreciation lives used for land improvements are 20 years.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                                     Accumulated
                                                                                     Cost            Depreciation
                                                                                 --------------     -------------
BALANCE AT DECEMBER 31, 1998                                                     $            0     $           0

    1999 additions                                                                   32,365,800           506,582
                                                                                 --------------      ------------
BALANCE AT DECEMBER 31, 1999                                                     $   32,365,800      $    506,582
                                                                                 --------------      ------------

                                 EXHIBIT INDEX
                                 -------------

                      (Wells Real Estate Fund XII, L.P.)


     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit
Number    Description of Document
------    -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(a) Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(b) Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(c) Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.29 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10(d) Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(e) Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(f) Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(g)    Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit
          10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(h) Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10(i) Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)