Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND XII LP
filed 2000-05-12
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2000 or
                               ---------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from__________________to__________________

Commission file number  0-30287
                       ------------------------------------------------------

                       Wells Real Estate Fund XII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                            58-2438242
-------------------------------                         ------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification no.)

 6200 The Corners Parkway, Suite 250, Norcross, Georgia             30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No___
    ---

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund XII, L.P.
                       --------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - March 31, 2000
                    and December 31, 1999...................................  3

                    Statement of Income for the Three
                    Months ended March 31, 2000 ............................  4

                    Statement of Partners' Capital for the year ended
                    December 31, 1999 and the Three Months Ended March
                    31, 2000................................................  5

                    Statement of Cash Flows for the Three Months
                    Ended March 31, 2000....................................  6
                    Condensed Notes to Financial Statements.................  7

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........  8

PART II.  OTHER INFORMATION................................................. 15

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

                     Assets                                  March 31, 2000           December 31, 1999
                     ------                                  --------------           -----------------
Investment in joint venture (Note 2)                           $ 5,434,008                 $5,467,634
Cash and cash equivalents                                        4,682,895                  2,584,734
Deferred project costs (Note 3)                                    209,412                    107,051
Deferred offering costs (Note 4)                                   381,943                    331,953
Due from affiliates                                                120,764                    116,258
Prepaids and other assets                                          400,000                          0
                                                               -----------                 ----------
     Total assets                                              $11,229,022                 $8,607,630
                                                               ===========                 ==========


            Liabilities and Partners' Capital
            ---------------------------------

Liabilities:
 Sales commissions payable                                     $    10,058                 $    5,507
 Due to affiliates (Note 5)                                        406,631                    344,578
 Partnership distribution payable                                  142,481                    113,084
                                                               -----------                 ----------
     Total liabilities                                             559,170                    463,169
                                                               -----------                 ----------

Partners' capital:
 Limited partners:
  Cash Preferred 979,747 Units outstanding
   at March 31, 2000 and 752,426 as of
   December 31, 1999                                             8,602,965                  6,602,953
  Tax Preferred 249,530 Units outstanding
   at March 31, 2000 and 184,393 as of
   December 31, 1999                                             2,066,887                  1,541,508
                                                               -----------                 ----------

     Total partners' capital                                    10,669,852                  8,144,461
                                                               -----------                 ----------

     Total liabilities and partners' capital                   $11,229,022                 $8,607,630
                                                               ===========                 ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                                            Three Months Ended
                                                                            ------------------
                                                                              March 31, 2000
                                                                              --------------
Revenues:
     Equity in income of joint ventures                                          $ 87,137
     Interest income                                                               47,076
                                                                                 --------
                                                                                  134,213
                                                                                 --------

Expenses:
     Legal and accounting                                                          12,000
     Computer costs                                                                 3,070
     Partnership administration                                                    10,289
                                                                                 --------
                                                                                   25,359
                                                                                 --------

  Net income                                                                     $108,854
                                                                                 ========

Net income allocated to Cash Preferred Limited Partners                          $155,965

Net loss allocated to Tax Preferred Limited Partners                             $(47,111)

Net income per Cash Preferred weighted average
        Limited Partner Unit                                                     $    .18

Net loss per Tax Preferred weighted average Limited Partner Unit                 $   (.21)

Cash distribution per Cash Preferred Limited Partner Unit                        $    .16

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                                               Limited Partners                                Total
                                                 ---------------------------------------------
                                                    Cash Preferred          Tax Preferred        General     Partners'
                                                    --------------          -------------
                                      Original    Units     Amounts      Units      Amounts     Partners      Capital
                                      --------    -----     -------      -----      -------     --------      -------
BALANCE,
 December 31, 1998                       $ 100         0   $        0         0    $        0      $ 500    $       600

 Net income (loss)                           0         0      195,244         0       (71,927)      (500)       122,817
 Partnership distributions                   0         0     (176,018)        0             0          0       (176,018)
 Limited partner contributions               0   752,426    7,524,260   184,393     1,843,926          0      9,368,186
 Sales commissions and discounts             0         0     (714,805)        0      (175,173)         0       (889,978)
 Other offering expenses                     0         0     (225,728)        0       (55,318)         0       (281,046)
 Return of capital                        (100)        0            0         0             0          0           (100)
                                         -----   -------   ----------   -------    ----------      -----    -----------

BALANCE at December 31, 1999             $   0   752,426   $6,602,953   184,393    $1,541,508      $   0    $ 8,144,461

 Net income (loss)                           0         0      155,965         0       (47,111)         0        108,854
 Partnership distributions                   0         0     (142,481)        0             0          0       (142,481)
 Limited partner contributions               0   220,821    2,208,214    71,637       716,377          0      2,924,591
 Sales commissions and discounts             0         0     (209,780)        0       (68,056)         0       (277,836)
 Other offering expenses                     0         0      (66,246)        0       (21,491)         0        (87,737)
 Tax preferred conversions                   0     6,500       54,340    (6,500)      (54,340)         0              0
                                         -----   -------   ----------   -------    ----------      -----    -----------

BALANCE at March 31, 2000                $   0   979,747   $8,602,965   249,530    $2,066,887      $   0    $10,669,852
                                         =====   =======   ==========   =======    ==========      =====    ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                            Three Months Ended
                                                            ------------------
                                                              March 31, 2000
                                                              --------------
Cash flows from operating activities:
  Net income                                                     $   108,854
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Equity in income of joint venture                            (87,137)
         Changes in assets and liabilities:
          Increase due to affiliates                                  12,062
                                                                ------------

 Net cash provided by operating activities                            33,779
                                                                ------------

Cash flow from investing activities:
   Investment in joint ventures                                     (400,000)
  Deferred project costs                                            (102,361)
  Distribution received from joint ventures                          116,258
                                                                ------------
  Net cash used in investing activities                             (386,103)
                                                                ------------

Cash flow from financing activities:
  Limited partners' contributions                                  2,924,591
  Sales commissions                                                 (273,285)
  Offering costs                                                     (87,738)
   Distribution to partners                                         (113,083)
                                                                ------------
     Net cash provided by financing activities                     2,450,485
                                                                ------------

Net increase in cash and cash equivalents                          2,098,161

Cash and cash equivalents, beginning of year                       2,584,734
                                                                ------------

Cash and cash equivalents, end of period                         $ 4,682,895
                                                                ============

Supplemental disclosure of noncash
   investing activities:
       Deferred project costs applied to joint venture
            property                                             $         0
                                                                ============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                March 31, 2000

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

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of March 31, 2000, the Partnership had sold 973,247 Cash Preferred Status Units, and 256,030 Tax Preferred Status Units, held by a total of 807 and 39 Limited Partners, respectively, for total Limited Partner capital contributions of $12,292,776. After payment of $430,247 in Acquisition and Advisory Fees and Acquisition Expenses, the payment of $1,536,597 in selling commissions and organization and offering expenses and the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, as of March 31, 2000, the Partnership was holding net offering proceeds of $5,025,932 available for investment in properties.

     The Partnership owns its interest in properties through equity ownership in one joint venture; Fund XI-XII-REIT Associates, (the "Fund XI-XII-REIT Joint Venture"), a joint venture among the Partnership, Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), as its General Partner.

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing venture: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL Cartex Building; (ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"); (iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"); and (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the Gartner Building).

     (b) Basis of Presentation
     -------------------------

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

     For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owns interests in four office buildings through its ownership in a joint venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investments in joint ventures is recorded on the equity method.

     For further information on investments in joint ventures, refer to the Partnership's Form 10-K for the year ended December 31, 1999, and the footnotes to the financial statements contained therein.



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

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of March 31, 2000, the Partnership had sold 973,247 Cash Preferred Status Units and 256,030 Tax Preferred Status Units, held by a total of 807 and 39 Limited Partners respectively, for total Limited Partner capital contributions of $12,292,776.

After payment of $430,247 in Acquisition and Advisory Fees and Acquisition Expenses, the payment of $1,536,597 in selling commissions and organization and offering expenses, and the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, as of March 31, 2000, the Partnership was holding net offering proceeds of $5,025,932 available for investment in properties.

Results of Operations
---------------------

As of March 31, 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership of $134,213 for the three months ended March 31, 2000 were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and equity in income of joint venture. Expenses of the Partnership were $25,359 for the three months period ended March 31, 2000 and consisted primarily of legal and accounting and administrative expenses. Since the Partnership did not commence operations until it received and accepted subscriptions for a minimum of 125,000 units on June 1, 1999, there is no comparative financial data available from the prior fiscal year.

Net income per weighted average unit for Cash Preferred Limited Partners was $0.18 for the three months ended March 31, 2000. Net loss per weighted average unit for Tax Preferred Partners was $0.21 for the three months ended March 31, 2000.

The Partnership's distributions from Net Cash from Operations accrued to Cash Preferred Limited Partners for the first quarter of 2000 was $0.16 per weighted average unit. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with the first quarter distributions.

Net increase in cash and cash equivalents is the result of raising $2,924,591 in Limited Partners' capital contributions before deducting commissions and offering costs for the first quarter of 2000. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in Joint Ventures from Limited Partners capital contributions. As of March 31, 2000, the Partnership was holding $5,025,932 of net offering proceeds from Limited Partner capital contributions for investments in additional properties. Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Property Operations
-------------------

As of March 31, 2000, the Partnership owned interests in the following operational properties:

EYBL CarTex Building/Fund XI-XII-REIT Joint Venture
---------------------------------------------------

                                                         Three Months Ended
                                                           March 31, 2000
                                                           --------------
Revenues:
   Rental income                                              $140,089
                                                              --------

Expenses:
   Depreciation                                                 49,901
   Management & leasing expenses                                 5,721
   Operating costs, net of reimbursements                        9,840
                                                              --------
                                                                65,462
                                                              --------
Net income                                                    $ 74,627
                                                              ========

Occupied %                                                         100%

Partnership ownership %                                           17.1%

Cash distributed to the Partnership                           $ 17,139

Net income allocated to the Partnership                       $ 12,754


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

The Sprint Building / Fund X-XII-REIT Joint Venture
---------------------------------------------------

                                                             Three Months Ended
                                                               March 31, 2000
                                                               --------------
     Revenues:
        Rental income                                             $265,997
                                                                  --------

     Expenses:
        Depreciation                                                81,779
        Management & leasing expenses                               11,239
        Operating costs, net of reimbursements                       6,324
                                                                  --------
                                                                    99,342
                                                                  --------
     Net income                                                   $166,655
                                                                  ========

     Occupied %                                                        100%

     Partnership ownership %                                          17.1%

     Cash distributed to the Partnership                          $ 39,680

     Net income allocated to the Partnership                      $ 28,480


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

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

Johnson Matthey Building / Fund XI-XII-REIT Joint Venture
---------------------------------------------------------

                                                              Three Months Ended
                                                                March 31, 2000
                                                                --------------
          Revenues:
             Rental income                                        $214,474
                                                                  --------

          Expenses:
             Depreciation                                           63,869
             Management & leasing expenses                           8,885
             Operating costs, net of reimbursements                  4,877
                                                                  --------
                                                                    77,631
                                                                  --------
          Net income                                              $136,843
                                                                  ========

          Occupied %                                                   100%

          Partnership ownership %                                     17.1%

          Cash distributed to the Partnership                     $ 31,388

          Net income allocated to the Partnership                 $ 23,385

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a 10 acre tract of land located in Tredyffim Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey, and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three year periods of time. The monthly lease rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000; $67,437.54 through June 30, 2001; $69,062.50 through June 30, 2002; $71,229.17 through June
30, 2003; $72,854.17 through June 30, 2004; $74,750.00 through 2005; $76,375.00 through June 30, 2006; and $78,270.84 through June 30, 2007. Under the Lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Johnson Matthey Building during the term of the Lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

The Gartner Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                                              Three Months Ended
                                                                March 31, 2000
                                                                --------------
          Revenues:
             Rental income                                         $204,241
                                                                   --------

          Expenses:
             Depreciation                                            77,623
             Management & leasing expense                            10,162
             Other operating expenses, net of reimbursements        (15,311)
                                                                   --------
                                                                     72,474
                                                                   --------
          Net income                                               $131,767
                                                                   ========

          Occupied %                                                    100%

          Partnership ownership %                                      17.1%

          Cash distributed to the Partnership                      $ 32,554

          Net income allocated to the Partnership                  $ 22,518

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two story office building containing approximately 62,400 rentable square feet located on a 4.9 acre tract of land located in Fort Meyers, Florida for a purchase price of $8,320,000 excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner and was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The lease currently expires on January 31, 2008. Gartner has the right to extend its lease for two additional five year periods of time.

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

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999 the Partnership could not estimate the amount to be billed for 1999 until the first quarter of 2000.

Since the Gartner Building was purchased in September, 1999, comparative income and expense figures are not available for the prior year.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b).  No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND XII, L.P.
                         (Registrant)


Dated: May 11, 2000      By: /s/ Leo F. Wells, III
                             ---------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President
                         and Chief Financial
                         Officer of Wells Capital, Inc., the
                         General Partner of Wells Partners, L.P.