Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND XII LP
filed 2000-08-11
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

    For the quarterly period ended June 30, 2000   or
                                  ---------------

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

    For the transition period from__________________to__________________

    Commission file number   0-30287
                           -----------
                       Wells Real Estate Fund XII, L.P.
    -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                             58-2438242
-------------------------------                          ----------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification no.)

 6200 The Corners Parkway, Suite 250         Norcross, Georgia        30092
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

 -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     ------

                                    Form 10-Q
                                    ---------

                         Wells Real Estate Fund XII, L.P.
                         --------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                     Balance Sheets - June 30, 2000
                     and December 31, 1999.............................     3

                     Statement of Income for the Three and Six
                     Months ended June 30, 2000 and 1999...............     4

                     Statement of Partners' Capital for the year ended December 31, 1999 and the
                     Six Months Ended June 30, 2000....................     5

                     Statement of Cash Flows for the Six Months
                     Ended June 30, 2000 and 1999......................     6

                     Condensed Notes to Financial Statements............    7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.........................................   10

PART II.  OTHER INFORMATION.............................................   18

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS


               Assets                          June 30, 2000   December 31, 1999
               ------                          -------------   -----------------

Investment in joint ventures (Note 2)           $12,444,919       $5,467,634
Cash and cash equivalents                         2,104,323        2,584,734
Deferred project costs (Note 3)                      85,968          107,051
Deferred offering costs (Note 4)                    429,363          331,953
Due from affiliates                                 217,520          116,258
Prepaids and other assets                             2,242                0
                                                -----------       ----------
     Total assets                               $15,284,335       $8,607,630
                                                ===========       ==========


      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
 Sales commissions payable                      $     3,525       $    5,507
 Due to affiliates (Note 5)                         438,706          344,578
 Partnership distribution payable                   223,371          113,084
                                                -----------       ----------
     Total liabilities                              665,602          463,169
                                                -----------       ----------

Partners' capital:
 Limited partners:
  Cash Preferred 1,315,326 Units outstanding
   at June 30, 2000 and 752,426 as of
   December 31, 1999                             11,566,743        6,602,953
  Tax Preferred 368,755 Units outstanding
   at June 30, 2000 and 184,393 as of
   December 31, 1999                              3,051,990        1,541,508
                                                -----------       ----------


    Total partners' capital                     14,618,733        8,144,461
                                                -----------       ----------

     Total liabilities and partners' capital    $15,284,335       $8,607,630
                                                ===========       ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME

                                              Three Months           Six Months              One Month
                                                  Ended                 Ended                  Ended
                                              June 30, 2000         June 30, 2000          June 30, 1999
                                              -------------         -------------          -------------
Revenues:
   Equity in income of joint
      ventures (Note 2)                          $162,871             $ 250,008                $     0
   Interest income                                 51,462                98,538                      0
                                                 --------             ---------                -------
                                                  214,333               348,546                      0
                                                 --------             ---------                -------
Expenses:
   Computer costs                                   3,035                 6,105                    800
   Partnership administration                      15,381                25,670                  1,815
   Legal and accounting                             3,200                15,200                      0
                                                 --------             ---------                -------
                                                   21,616                46,975                  2,615
                                                 --------             ---------                -------
   Net income                                    $192,717             $ 301,571                $(2,615)
                                                 ========             =========                =======

Net income allocated to General
   Partners                                      $      0             $       0                $   (26)

Net income allocated to Cash
   Preferred Limited Partners                    $292,043             $ 448,008                $     0


Net loss allocated to Tax Preferred
   Limited Partners                              $(99,326)            $(146,437)               $(2,589)

Net income per weighted average
   Cash Preferred Limited
   Partner Unit                                  $   0.28             $    0.43                $  0.00

Net loss per weighted average Tax
   Preferred Limited Partner Unit                $  (0.36)            $    (.53)               $ (0.02)

Cash distribution per weighted
   average Cash Preferred
   Limited Partner Unit                          $   0.21             $    0.35                $  0.00

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                 Limited Partners                                 Total
                                                 ------------------------------------------------
                                                      Cash Preferred           Tax Preferred        General     Partners'
                                                 ------------------------  ----------------------
                                      Original     Units       Amounts      Units      Amounts     Partners      Capital
                                      ---------  ---------  -------------  --------  ------------  ---------  -------------
BALANCE,
 December 31, 1998                       $ 100           0   $         0         0    $        0      $ 500    $       600

 Net income (loss)                           0           0       195,244         0       (71,927)      (500)       122,817
 Partnership distributions                   0           0      (176,018)        0             0          0       (176,018)
 Limited partner contributions               0     752,426     7,524,260   184,393     1,843,926          0      9,368,186
 Sales commissions and discounts             0           0      (714,805)        0      (175,173)         0       (889,978)
 Other offering expenses                     0           0      (225,728)        0       (55,318)         0       (281,046)
 Return of capital                        (100)          0             0         0             0          0           (100)
                                         -----   ---------   -----------   -------    ----------      -----    -----------
BALANCE at December 31, 1999             $   0     752,426   $ 6,602,953   184,393    $1,541,508      $   0    $ 8,144,461

 Net income (loss)                           0           0       448,008         0      (146,437)         0        301,571
 Partnership distributions                   0           0      (365,846)        0             0          0       (365,846)
 Limited partner contributions               0     553,400     5,534,008   193,862     1,938,617          0      7,472,625
 Sales commissions and discounts             0           0      (565,480)        0      (144,419)         0       (709,899)
 Other offering expenses                     0           0      (166,320)        0       (57,859)         0       (224,179)
 Tax preferred conversions                   0       9,500        79,420    (9,500)      (79,420)         0              0
                                         -----   ---------   -----------   -------    ----------      -----    -----------
BALANCE at June 30, 2000                 $   0   1,315,326   $11,566,743   368,755    $3,051,990      $   0    $14,618,733
                                         =====   =========   ===========   =======    ==========      =====    ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                               Six Months                        One Month
                                                                                 Ended                              Ended
                                                                             June 30, 2000                      June 30, 1999
                                                                             -------------                     -------------
Cash flows from operating activities:
  Net income (loss)                                                           $   301,571                         $   (2,615)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Equity in income of joint venture                                        (205,008)                                 0
        Changes in assets and liabilities:
            Increase due to affiliates                                             (3,283)                            47,036
            Increase in accounts receivable                                        (2,242)                                 0
                                                                              -----------                         ----------

  Net cash provided by operating activities                                        46,038                             44,421
                                                                              -----------                         ----------

Cash flow from investing activities:
   Investment in joint ventures                                                (6,782,935)                                 0
   Deferred project costs                                                        (261,542)                           (94,370)
   Distribution received from joint ventures                                      237,021                                  0
                                                                              -----------                         ----------
   Net cash used in investing activities                                       (6,807,456)                           (94,370)
                                                                              -----------                         ----------

Cash flow from financing activities:
  Limited partners' contributions                                               7,472,625                          2,696,293
  Sales commissions                                                              (711,881)                          (108,889)
  Offering costs                                                                 (224,179)                           (80,889)
  Distribution to partners                                                       (255,558)                                 0
                                                                              -----------                         ----------
     Net cash provided by financing activities                                  6,281,007                          2,506,515
                                                                              -----------                         ----------

Net (decrease) increase in cash and cash
        equivalents                                                              (480,411)                         2,456,566

Cash and cash equivalents, beginning of year                                    2,584,734                                600
                                                                              -----------                         ----------

Cash and cash equivalents, end of period                                      $ 2,104,323                         $2,457,166
                                                                              ===========                         ==========

Supplemental disclosure of noncash
       investing activities:
              Deferred project costs applied to joint
                    venture property                                          $   282,625                         $        0
                                                                              ===========                         ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 2000

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

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of June 30, 2000, the Partnership had sold 1,305,826 Cash Preferred Status Units, and 378,255 Tax Preferred Status Units, held by a total of 907and 60 Limited Partners, respectively, for total Limited Partner capital contributions of $16,840,811. After payment of $589,428 in Acquisition and Advisory Fees and Acquisition Expenses, the payment of $2,105,101 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture and the investment of $6,782,935 in the Fund XII-REIT Joint Venture, as of June 30, 2000, the Partnership was holding net offering proceeds of $2,063,347 available for investment in properties.

     The Partnership owns its interest in properties through equity ownership in the following joint ventures: (i) Fund XI-XII-REIT Associates (the "Fund XI-XII-REIT Joint Venture"), a joint venture among the Partnership, Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), as its General Partner; and (ii) the Fund XII-REIT Joint Venture, a joint venture among the Partnership and Wells OP, (the "Fund XII-REIT Joint Venture").

     As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL Cartex Building", which is owned by the Fund XI-XII-REIT Joint Venture; (ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by the Fund XI-XII-REIT Joint Venture); (iii) a one-story office building and warehouse located in

     Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by the Fund XI-XII-REIT Joint Venture; (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the "Gartner Building"), which is owned by the Fund XI-XII-REIT Joint Venture; and (v) a three-story office building located in Troy, Oakland County, Michigan, (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture.

     (b) Basis of Presentation
     -------------------------

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

     For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owns interests in five office buildings, as of June 30, 2000, through its ownership of joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures is recorded on the equity method.

     For further information on investments in joint ventures, refer to the Partnership's Form 10-K for the year ended December 31, 1999, and the footnotes to the financial statements contained therein.

The following describes additional information about the properties in which the Partnership owned an interest as of June 30, 2000.

Fund XII-REIT Joint Venture
---------------------------

On April 10, 2000, the Partnership and Wells OP, the Operating Partnership for Wells Real Estate Investment Trust, Inc., entered into a Joint Venture Partnership Agreement for the purpose of acquiring, owning, leasing, operating and managing real properties. The Joint Venture Partnership is know as the Fund XII-REIT Joint Venture Partnership (Fund XII-REIT Joint Venture).

As of June 30, 2000, the Partnership had contributed approximately $6,782,935 for an approximate 50% equity interest in the Fund XII-REIT Joint Venture. As of June 30, 2000, Wells OP also held an approximate 50% equity interest in the Fund XII-REIT Joint Venture.

Siemens Building
----------------

On May 10, 2000, the Fund XII-REIT Joint Venture acquired the Siemens Building, a three-story office building containing approximately 77,054 rentable square feet on a 5.3 acre tract of land located in Troy, Oakland County, Michigan, for a purchase price of $14,265,000, excluding acquisition costs. The entire Siemens Building is currently under a net lease agreement with Siemens which was assigned to the Fund XII-REIT Joint Venture at closing. The lease currently expires on August 31, 2010, and Siemens has the right to extend the lease for two additional five year periods of time at 95% of the then current fair market rental rate.

The monthly lease rent payable under the Siemens lease for the remainder of the lease term is $109,160 for year 1,; $111,857 for year 2; $114,554 for year 3; $117,251 for year 4; $119,947 for year 5; $122,644 for year 6; $125,341 for year
7; $128,038 for year 8; $130,735 for year 9; and $133,432 for year 10 and the first six months of year 11.

Under the lease, Siemens is required to pay as additional monthly rent its gas, water, and electricity costs and all operating expenses including, but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to the Siemens Building. In addition, Siemens is responsible for all routine maintenance and repairs to its portion of the Siemens Building. Siemens is responsible for maintaining the common and service areas and the central heating, ventilation and air conditioning systems of the building.

The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical mechanical and plumbing systems of the Siemens Building. Siemens must obtain written consent from the Fund XII-REIT Joint Venture before making any alterations to the premises in excess of $100,000 in the aggregate within any 12 month period.

Under the terms of the Siemens lease, the Fund XII-REIT Joint Venture is required to reimburse Siemens for tenant improvement costs in the amount of $1,954,516. The Fund XII-REIT Joint Venture received a credit at closing in an amount equal to this tenant improvement allowance.

Siemens has a one-time right to cancel the Siemens lease effective after the 90th month of the term if Siemens (a) provides written notice of such cancellation on or before the last day of the 78th month, and (b) pays a cancellation fee to the Fund XII-REIT Joint Venture currently calculated to be approximately $1,234,160.

For additional information regarding the Siemens Building, refer to the Partnership's Supplement No. 5 dated July 25, 2000, to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22, 1999, contained in Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., which was filed with the Commission on July 25, 2000 (Commission File No. 33-66657).

     (3) Deferred Project Costs
         ----------------------

         The Partnership pays acquisition and advisory fees and acquisition expenses to the General Partners for acquisition and advisory services and expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and advisory fees and acquisitions expenses paid as of June 30, 2000, amounted to $589,428 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

     (4) Deferred Offering Costs
         -----------------------

         Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of June 30, 2000 the Partnership had reimbursed the Company for $505,224 in offering expenses which amounted to approximately 3% of Limited Partners' capital contributions.

     (5) Due To Affiliates
         -----------------

         Due to Affiliates consists of acquisition and advisory fees and acquisition expenses, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

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

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of June 30, 2000, the Partnership had sold 1,305,826 Cash Preferred Status Units and 378,255 Tax Preferred Status Units, held by a total of 907 and 60 Limited Partners respectively, for total Limited Partner capital contributions of $16,840,811. After payment of $589,428 in Acquisition and Advisory Fees and Acquisition Expenses, the payment of $2,105,101 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture and the investment of $6,782,935 in the Fund XII-REIT Joint Venture, as of June 30, 2000, the Partnership was holding net offering proceeds of $2,063,347 available for investment in properties.


Results of Operations
---------------------

As of June 30, 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership of $348,546 for the six months ended June 30, 2000 were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and an increase in equity in income of joint ventures. The Partnership received no revenues for the period ended June 30, 1999. Expenses of the Partnership were $46,975 for the six months ended June 30, 2000 and consisted of administrative salaries as well as accounting and legal expenses and computer costs. Since the Partnership began active operations on June 1, 1999, comparable income and expense figures for prior year are not available.

Net income per weighted average unit for Cash Preferred Limited Partners was $0.43 for the six months ended June 30, 2000. Net loss per weighted average unit for Tax Preferred Limited Partners was $0.53 for the six months ended June 30, 2000.

The Partnership's distributions from Net Cash from Operations accrued to Cash Preferred Limited Partners for the second quarter of 2000 was $0.21 per weighted average unit. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with the second quarter distributions.

Net decrease in cash and cash equivalents is the result of raising $7,472,625 in limited Partners' capital contributions before deducting commissions and offering costs and the investment of $6,782,935 in the Fund XII-REIT Joint Venture. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded form cash flow from operations.

The Partnership expect to make future real estate investments, directly or through investments in Joint Ventures from Limited Partners capital contributions. As of June 30, 2000, the Partnership was holding $2,063,347 of net offering proceeds from Limited Partner capital contributions for investments in additional properties. Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Property Operations
-------------------

As of June 30, 2000, the Partnership owned interests in the following operational properties:

EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture
---------------------------------------------------------

                                                         Three Months Ended     Six Months Ended     Two Months Ended
                                                         ------------------     ----------------     ----------------
                                                           June 30, 2000         June 30, 2000        June 30, 1999
                                                           -------------         -------------        -------------
Revenues:
   Rental income                                               $140,089             $280,178              $70,126
                                                               --------             --------              -------

Expenses:
   Depreciation                                                  49,900               99,801               33,268
   Management & leasing expenses                                  5,496               11,217               10,849
   Operating costs, net of reimbursements                         9,174               19,014                    0
                                                               --------             --------              -------
                                                                 64,570              130,032               44,117
                                                               --------             --------              -------

Net income                                                     $ 75,519             $150,146              $26,009
                                                               ========             ========              =======

Occupied %                                                          100%                 100%                 100%

Partnership ownership %                                            17.1%                17.1%                   -

Cash distributed to the Partnership                            $ 19,863             $ 37,002                    -

Net income allocated to the Partnership                        $ 12,905             $ 25,659                    -


On May 18, 1999, Wells Real Estate, LLC-SC I, a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII on June 21, 1999, and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina, (the "EYBL CarTex Building") for the purchase price of $5,085,000, excluding acquisition costs.

Since acquisition of the property by Wells Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the EBYL CarTex Building was purchased in May of 1999, comparable income and expense figures for the prior year are available for only two months.

The Sprint Building / Fund XI-XII-REIT Joint Venture
----------------------------------------------------

                                                                          Three Months Ended                 Six Months Ended
                                                                             June 30, 2000                     June 30, 2000
                                                                          ------------------                 ----------------
Revenues:
   Rental income                                                                 $265,997                         $531,994
                                                                                 --------                         --------

Expenses:
   Depreciation                                                                    81,778                          163,557
   Management & leasing expenses                                                   11,240                           22,479
   Operating costs, net of reimbursements                                           4,334                           10,658
                                                                                 --------                         --------
                                                                                   97,352                          196,694
                                                                                 --------                         --------
Net income                                                                       $168,645                         $335,300
                                                                                 ========                         ========

Occupied %                                                                            100%                             100%

Partnership ownership %                                                              17.1%                            17.1%

Cash distributed to the Partnership                                              $ 40,021                         $ 79,701

Net income allocated to the Partnership                                          $ 28,821                         $ 57,301


On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas, (the "Sprint Building") for the purchase price of $9,546,210.

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

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Sprint Building was purchased in July, 1999, comparative income and expense figures are not available for the prior year.

The Johnson Matthey Building / Fund XI-XII-REIT Joint Venture
-------------------------------------------------------------

                                                                           Three Months Ended                 Six Months Ended
                                                                              June 30, 2000                     June 30, 2000
                                                                           ------------------                 ----------------
Revenues:
   Rental income                                                                 $214,474                         $428,948
                                                                                 --------                         --------

Expenses:
   Depreciation                                                                    63,868                          127,737
   Management & leasing expenses                                                    8,884                           17,769
   Operating costs, net of reimbursements                                           5,252                           10,129
                                                                                 --------                         --------
                                                                                   78,004                          155,635
                                                                                 --------                         --------
Net income                                                                       $136,470                         $273,313
                                                                                 ========                         ========

Occupied %                                                                            100%                             100%

Partnership ownership %                                                              17.1%                            17.1%

Cash distributed to the Partnership                                              $ 31,324                         $ 62,713

Net income allocated to the Partnership                                          $ 23,322                         $ 46,707


On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania, (the "Johnson Matthey Building"), for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007 and Johnson Matthey has the right to extend the lease for two additional three year periods of time. Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Johnson Matthey Building during the term of the Lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

The Gartner Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                                                           Three Months Ended                 Six Months Ended
                                                                              June 30, 2000                     June 30, 2000
                                                                           ------------------                 ----------------
Revenues:
   Rental income                                                                 $216,567                         $420,808
                                                                                 --------                         --------

Expenses:
   Depreciation                                                                    77,622                          155,245
   Management & leasing expenses                                                    9,086                           19,248
   Operating costs, net of reimbursements                                          (4,482)                         (19,793)
                                                                                 --------                         --------
                                                                                   82,226                          154,700
                                                                                 --------                         --------
Net income                                                                       $134,341                         $266,108
                                                                                 ========                         ========

Occupied %                                                                            100%                             100%

Partnership ownership %                                                              17.1%                            17.1%

Cash distributed to the Partnership                                              $ 32,989                         $ 65,543

Net income allocated to the Partnership                                          $ 22,958                         $ 45,476

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two story office building containing approximately 62,400 rentable square feet located on a 4.9 acre tract of land located in Fort Meyers, Florida, (the "Gartner Building"), for a purchase price of $8,320,000 excluding acquisition costs.

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

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Partnership could not estimate the amount to be billed for 1999 until first quarter of 2000.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Gartner Building was purchased in September, 1999, comparative income and expense figures are not available for the prior year.


Siemens Building / Fund XII-REIT Joint Venture
----------------------------------------------


                                                                            Two Months Ended
                                                                              June 30, 2000
                                                                            ----------------
Revenues:
   Rental income                                                                 $222,575
                                                                                 --------

Expenses:
   Depreciation                                                                    69,334
   Management & leasing expenses                                                    3,284
   Operating costs, net of reimbursements                                             227
                                                                                 --------
                                                                                   72,845
                                                                                 --------
Net income                                                                       $149,730
                                                                                 ========

Occupied %                                                                            100%

Partnership ownership %                                                                50%

Cash distributed to the Partnership                                              $ 93,319

Net income allocated to the Partnership                                          $ 74,865


On May 10, 2000, the Fund XII-REIT Joint Venture acquired a three-story office building containing approximately 77,054 rentable square feet on a 5.3 acre tract of land located in Troy, Oakland County, Michigan, (the "Siemens Building"), for a purchase price of $14,265,000, excluding acquisition costs. The entire Siemens Building is currently under a net lease agreement with Siemens which was assigned to the Fund XII-REIT Joint Venture at closing. The lease currently expires on August 31, 2010, and Siemens has the right to extend the lease for two additional five year periods.

The monthly lease rent payable under the Siemens lease for the remainder of the lease term is $109,160 for year 1,; $111,857 for year 2; $114,554 for year 3; $117,251 for year 4; $119,947 for year 5; $122,644 for year 6; $125,341 for year
7; $128,038 for year 8; $130,735 for year 9; and $133,432 for year 10 and first six months of year 11.

Under the lease, Siemens is required to pay as additional monthly rent all real estate taxes, special assessments, utilities, taxes insurance and other operating costs with respect to the

Siemens Building. In addition, Siemens is responsible for all routine maintenance and repairs to its portion of the Siemens Building. The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, structure and foundation.

Since the Siemens Building was purchased in May, 2000, comparative income and expense figures are not available for the prior year.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WELLS REAL ESTATE FUND XII, L.P.
                          (Registrant)


Dated: August 11, 2000    By: /s/ Leo F. Wells, III
                             ----------------------------------
                          Leo F. Wells, III, as Individual
                          General Partner and as President
                          and Chief Financial
                          Officer of Wells Capital, Inc., the
                          General Partner of Wells Partners, L.P.