Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND XII LP
filed 2000-11-13
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2000  or
                                ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number        0-30287
                       --------------------

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

Yes   X     No_______
    -----

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund XII, L.P.
                       --------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - September 30, 2000
                    and December 31, 1999..............................      3

                    Statement of Income for the Three Months and Nine
                    Months ended September 30, 2000 and 1999...........      4

                    Statement of Partners' Capital for the year ended
                    December 31, 1999 and the Nine Months
                    Ended September 30, 2000...........................      5

                    Statement of Cash Flows for the Nine Months
                    Ended September 30, 2000...........................      6

                    Condensed Notes to Financial Statements............      7

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................................      9

PART II.  OTHER INFORMATION............................................     16

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS


                           Assets                      September 30, 2000    December 31, 1999
                           ------                      ------------------    -----------------
Investment in joint venture (Note 2)                      $12,706,040           $5,467,634
Cash and cash equivalents                                   5,073,706            2,584,734
Deferred project costs (Note 3)                               205,134              107,051
Deferred offering costs (Note 4)                              477,878              331,953
Due from affiliates                                           282,725              116,258
Prepaids and other assets                                       1,533                    0
                                                          -----------           ----------
     Total assets                                         $18,747,016           $8,607,630
                                                          ===========           ==========

         Liabilities and Partners' Capital
         ---------------------------------

Liabilities:
 Sales commissions payable                                $    51,360           $    5,507
 Due to affiliates (Note 5)                                   505,186              344,578
   Partnership distribution payable                           300,901              113,084
                                                          -----------           ----------
     Total liabilities                                        857,447              463,169
                                                          -----------           ----------

Partners' capital:
 Limited partners:
  Cash Preferred 1,606,286 Units outstanding
   at September 30, 2000 and 752,426 as of
   December 31,1999                                        14,161,023            6,602,953
  Tax Preferred 455,566 Units outstanding
   at September 30, 2000 and 184,393 as of
   December 31, 1999                                        3,728,546            1,541,508
                                                          -----------           ----------

     Total partners' capital                               17,889,569            8,144,461
                                                          -----------           ----------

     Total liabilities and partners' capital              $18,747,016           $8,607,630
                                                          ===========           ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                   Three Months Ended        Nine Months Ended   Four Months Ended
                                             ------------------------------  -----------------   ------------------
                                             Sept 30, 2000   Sept 30, 1999     Sept 30, 2000       Sept 30, 1999
                                             --------------  --------------  -----------------   ------------------
Revenues:
  Equity in income of joint ventures           $217,483         $ 41,721           $ 467,491            $ 41,721
  Interest income                                61,081           19,946             159,619              19,946
                                               --------         --------           ---------            --------
                                                278,564           61,667             627,110              61,667

Expenses:
     Computer costs                               2,357            6,304               8,462               6,034
     Partnership administration                   9,670            1,623              35,340               2,423
     Legal and accounting                           300            8,224              15,500              10,039
                                               --------         --------           ---------            --------
                                                 12,327           15,881              59,302              18,496
                                               --------         --------           ---------            --------

  Net income                                   $266,737         $ 45,786           $ 567,808            $ 43,171
                                               ========         ========           =========            ========

Net loss allocated to General Partners         $      0         $   (231)          $       0            $  (257)

Net income allocated to Cash Preferred
  Limited Partners                             $349,597         $ 68,910           $ 797,605            $ 68,910

Net loss allocated to Tax Preferred
  Limited Partners                             $(83,360)        $(22,893)          $(229,797)           $(25,482)

Net income per weighted average Cash
  Preferred Limited Partner Unit               $   0.29         $   0.28           $    0.66            $   0.28

Net loss per weighted average Tax
  Preferred Limited Partner Unit               $  (0.26)        $  (0.21)          $   (0.71)           $ (0.24)

Cash distribution per weighted average
  Cash Preferred Limited Partner Unit          $   0.21         $   0.26           $    0.51            $   0.26

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                                 Limited Partners
                                                 ------------------------------------------------
                                                      Cash Preferred           Tax Preferred                      Total
                                                 ------------------------  ----------------------   General      Partners'
                                      Original     Units       Amounts      Units      Amounts     Partners      Capital
                                      --------   ---------  -------------  --------  ------------  ---------  -------------
BALANCE,
 December 31, 1998                       $ 100           0   $         0         0    $        0      $ 500    $       600

 Net income (loss)                           0           0       195,244         0       (71,927)      (500)       122,817
 Partnership distributions                   0           0      (176,018)        0             0          0       (176,018)
 Limited partner contributions               0     752,426     7,524,260   184,393     1,843,926          0      9,368,186
 Sales commissions and discounts             0           0      (714,805)        0      (175,173)         0       (889,978)
 Other offering expenses                     0           0      (225,728)        0       (55,318)         0       (281,046)
 Return of capital                        (100)          0             0         0             0          0           (100)
                                         -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE at December 31, 1999             $   0     752,426   $ 6,602,953   184,393    $1,541,508      $   0    $ 8,144,461

 Net income (loss)                           0           0       797,605         0      (229,797)         0        567,808
 Partnership distributions                   0           0      (666,741)        0             0          0       (666,741)
 Limited partner contributions               0     843,560     8,435,597   281,473     2,814,735          0     11,250,332
 Sales commissions and discounts             0           0      (841,131)        0      (227,650)         0     (1,068,781)
 Other offering expenses                     0           0      (253,368)        0       (84,142)         0       (337,510)
 Tax preferred conversions                   0      10,300        86,108   (10,300)      (86,108)         0              0
                                         -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE at Sept 30, 2000                 $   0   1,606,286   $14,161,023   455,566    $3,728,546      $   0    $17,889,569
                                         =====   =========   ===========   =======    ==========      =====    ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                      -----------------------------------------------------
                                                        September 30, 2000          September 30, 1999
                                                      -----------------------  ----------------------------
Cash flows from operating activities:
  Net income                                                     $   567,808                   $    43,171
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Equity in income of joint venture                           (467,491)                      (41,721)
        Changes in assets and liabilities:
          Increase in accounts receivable                             (1,533)                            0
          Increase due to affiliates                                  14,682                        15,441
                                                                 -----------                   -----------

  Net cash provided by operating activities                          113,466                        16,890
                                                                 -----------                   -----------

Cash flow from investing activities:
  Investment in joint ventures                                       454,541                      (246,775)
  Deferred project costs                                            (393,762)                   (5,300,000)
  Distribution received from joint venture                        (7,096,245)                            0
                                                                 -----------                   -----------
  Net cash used in investing activities                           (7,035,466)                   (5,546,775)
                                                                 -----------                   -----------

Cash flow from financing activities:
  Limited partners' contributions                                 11,250,332                     7,050,726
  Sales commissions                                               (1,022,928)                     (642,420)
  Offering costs                                                    (377,510)                     (211,522)
  Distribution to partners                                          (478,924)                            0
                                                                                               -----------
  Return of original limited partner investment                            0                          (100)
                                                                 -----------                   -----------
     Net cash provided by financing activities                     9,410,970                     6,196,684
                                                                 -----------                   -----------

Net increase in cash and cash equivalents                          2,488,972                       666,799

Cash and cash equivalents, beginning of year                       2,584,734                           600
                                                                 -----------                   -----------

Cash and cash equivalents, end of period                         $ 5,073,706                   $   667,399
                                                                 ===========                   ===========

Supplemental disclosure of noncash
    investing activities:
        Deferred project costs applied to joint venture
             property                                            $   295,679                   $   220,835
                                                                 ===========                   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                              September 30, 2000

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties.

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of September 30, 2000, the Partnership had sold 1,595,986 Cash Preferred Status Units, and 465,866 Tax Preferred Status Units, held by a total of 907and 60 Limited Partners, respectively, for total Limited Partner capital contributions of $20,618,517. After payment of $721,648 in acquisition and advisory fees and acquisition expenses, the payment of $2,105,101 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, and the investment of $7,096,245 in the Fund XII-REIT Joint Venture, as of September 30, 2000, the Partnership was holding net offering proceeds of $4,923,309 available for investment in properties.

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

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL Cartex Building", which is owned by the Fund XI-XII-REIT Joint Venture; (ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by the Fund XI-XII-REIT Joint Venture); (iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by the Fund XI-XII-REIT Joint Venture; (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the "Gartner Building"), which is owned by the Fund XI-XII-REIT Joint Venture; and (v) a three-story office building located in Troy, Oakland County, Michigan, (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture.

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

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owns interests in five office buildings, as of September 30, 2000, through its ownership of joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint
     ventures is recorded on the equity method.    For further information on
     investments in joint ventures, refer to the Partnership's Form 10-K for the year ended December 31, 1999, and the footnotes to the financial statements contained therein.

3.   Deferred Project Costs
     ----------------------

     The Partnership pays acquisition and advisory fees and acquisition expenses to the General Partners for acquisition and advisory services and expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and advisory fees and acquisition expenses paid, as of September 30, 2000, amounted to $721,648 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

4.   Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of September 30, 2000, the Partnership had reimbursed the Company for $618,556 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

5.   Due to affiliates
     -----------------

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

     The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of September 30, 2000, the Partnership had sold 1,595,986 Cash Preferred Status Units and 465,866 Tax Preferred Status Units, held by a total of 907 and 60 Limited Partners respectively, for total Limited Partner capital contributions of $20,618,517. After payment of 721,648 in acquisition and advisory fees and acquisition expenses, the payment of $2,577,315 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture and the investment of $7,096,245 in the Fund XII-REIT Joint Venture, as of September 30, 2000, the Partnership was holding net offering proceeds of $4,923,309 available for investment in properties.


     Results of Operations
     ---------------------

     As of September 30, 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership of $627,110 for the nine months ended September 30, 2000 were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and an increase in equity in income of joint ventures. The Partnership earned gross revenues of $61,667 for the four months ended September 30, 1999, which were attributable primarily to interest income. Expenses of the Partnership were $59,302 for the nine months ended September 30, 2000, as compared to $18,496 for the four months ended September 30, 1999, and consisted primarily of administrative salaries as well as accounting and legal expenses and computer costs. Since the Partnership began active operations on June 1, 1999, comparable income and expense figures for prior year are available for only four months.

     Net income per weighted average unit for Cash Preferred Limited Partners was $0.66 for the nine months ended September 30, 2000. Net loss per weighted average unit for Tax Preferred Limited Partners was $0.71 for the nine months ended September 30, 2000.

     The Partnership's distributions from Net Cash from Operations accrued to Cash Preferred Limited Partners for the third quarter of 2000 was $0.21 per weighted average unit. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with the third quarter distributions.

     Net increase in cash and cash equivalents is the result of raising $11,250,332 in Limited Partners' capital contributions before deducting commissions and offering costs and the investment of $7,096,245 in the Fund XII-REIT Joint Venture. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded form cash flow from operations.

     The Partnership expect to make future real estate investments, directly or through investments in Joint Ventures from Limited Partners capital contributions. As of September 30, 2000, the Partnership was holding $4,923,309 of net offering proceeds available for investments in additional properties. Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Property Operations
-------------------

As of September 30, 2000, the Partnership owned interests in the following operational properties:

EYBL CarTex Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                                 Three Months Ended        Nine Months Ended    Five Months Ended
                                           ------------------------------  ------------------  -------------------
                                           Sept 30, 2000   Sept 30, 1999     Sept 30, 2000     September 30, 1999
                                           --------------  --------------  ------------------  -------------------
Revenues:
   Rental income                                $142,207        $140,048            $422,385             $210,173
                                                --------        --------            --------             --------

Expenses:
   Depreciation                                   49,902          49,902             149,702               83,170
   Management & leasing expenses                  16,197           3,814              27,415               14,663
   Operating costs, net of reimbursements          3,416           5,165              16,163                5,165
                                                --------        --------            --------             --------
                                                  69,515          58,881             193,280              102,998
                                                --------        --------            --------             --------
Net income                                      $ 72,692        $ 81,167            $229,105             $107,175
                                                ========        ========            ========             ========

Occupied %                                           100%            100%                100%                 100%

Partnership ownership %                             17.1%           17.1%               17.1%                17.1%

Cash distributed to the Partnership             $ 20,447        $ 13,709            $ 57,449             $ 13,709

Net income allocated to the Partnership         $ 13,493        $  9,402            $ 39,153             $  9,402


On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability compant wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted the Partnership as a joint venture partner and changed its name to the Fund XI- Fund XII - REIT Joint Venture, acquire a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville, County, South Carolina (the "EYBL CarTex Building") for a purchase price of $5,085,000 excluding acquisitions costs.

Since the EYBL CarTex Building was purchased in May, 1999, comparative income and expense figures for the prior year's period ended September 30, 1999 covered only five months. Accordingly, the prior year's period is not comparable to the nine month period ended September 30, 2000.

Rental income increased slightly for the three months ended September 30, 2000, as compared to the same period in 1999. Total expenses increased for the three month period ended September 30, 2000, as compared to the same period for 1999, due to leasing commission paid to an outside broker pursuant to the terms of the purchase agreement.

The Sprint Building / Fund X-XII-REIT Joint Venture
---------------------------------------------------

                                                 Three Months Ended        Nine Months Ended   Three Months Ended
                                           ------------------------------  ------------------  -------------------
                                           Sept 30, 2000   Sept 30, 1999     Sept 30, 2000     September 30, 1999
                                           --------------  --------------  ------------------  -------------------
Revenues:
   Rental income                                $265,997        $264,654            $797,991             $264,654
                                                --------        --------            --------             --------
Expenses:
   Depreciation                                   81,779          81,776             245,336               81,776
   Management & leasing expenses                  11,239           7,493              33,718                7,493
   Operating costs, net of reimbursements          3,306           1,283              13,964                1,283
                                                --------        --------            --------             --------
                                                  96,324          90,552             293,018               90,552
                                                --------        --------            --------             --------
Net income                                      $169,673        $174,102            $504,973             $174,102
                                                --------        --------            ========             ========

Occupied %                                           100%            100%                100%                 100%

Partnership ownership %                             17.1%           17.1%               17.1%                17.1%

Cash distributed to the Partnership             $ 40,196        $ 27,443            $119,897             $ 27,443

Net income allocated to the Partnership         $ 28,994        $ 19,966            $ 86,296             $ 19,966


On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, (the "Sprint Building") for the purchase price of $9,546,210.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred.

Since the Sprint Building was purchased in July, 1999, comparative income and expense for the prior year's period ended September 30, 1999, covered only three months. Accordingly, the prior year's period is not comparable to the nine month period ended September 30, 2000.

Rental income increased slightly for the three months ended September 30, 2000, as compared to the same period in 1999. Total expenses increased for the three month period ended September 30, 2000, as compared to the same period for 1999, due largely to the increase in management and leasing as well as other operating expenses. Cash distributions and net income allocated to the Partnership for the three month period decreased for the period ended September 30, 2000, as compared to the same period for 1999, due to a decrease in net income.

Johnson Matthey Building / Fund XI-XII-REIT Joint Venture
---------------------------------------------------------

                                                   Three Months Ended            Two Months Ended           Nine Months Ended
                                                   September 30, 1999           September 30, 1999          September 30, 2000
                                               ---------------------------  --------------------------  --------------------------
Revenues:
   Rental income                                          $219,349                    $123,566                    $648,297
                                                          --------                    --------                    --------
Expenses:
   Depreciation                                             63,869                      42,567                     191,606
   Management & leasing expenses                             9,230                           0                      27,089
   Operating costs, net of reimbursements                   (1,535)                        470                       8,594
                                                          --------                    --------                    --------
                                                            71,564                      43,037                     227,289
                                                          --------                    --------                    --------
Net income                                                $147,785                    $ 80,529                    $421,008
                                                          ========                    ========                    ========

Occupied %                                                     100%                        100%                        100%

Partnership ownership %                                       17.1%                       17.1%                       17.1%

Cash distributed to the Partnership                       $ 33,242                    $ 17,210                    $ 95,955

Net income allocated to the Partnership                   $ 25,239                    $ 11,221                    $ 71,946

On August 17, 1999, the Fund XI-XII-REIT Joint acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a 10 acre tract of land located in Tredyffrim Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Mathey Building is currently under a net lease with Johnson Matthey, which was assigned to the XI-XII-REIT Joint Venture at closing.

Other operating expenses are negative for the three months ending September 30, 2000, due to the receipt of the annual reimbursement of insurance expenses in this quarter.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures for the prior year's period ended September 30, 1999, covered only two months. Accordingly, the prior year's period is not comparable to the nine month period ended September 30, 2000.

The Gartner Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                              Three Month Ended          One Month Ended            Nine Month Ended
                                                Sept 30, 2000             Sept 30, 1999               Sept 30, 2000
                                           -----------------------  --------------------------  -------------------------
Revenues:
   Rental income                                    $216,567                     $32,502                   $637,375

Expenses:
   Depreciation                                       77,653                      25,874                    232,868
   Management & leasing expenses                       9,970                           0                     29,218
   Operating costs, net of reimbursements             (7,603)                          0                    (27,396)
                                                    --------                     -------                   --------
                                                      79,990                      25,874                    234,690
                                                    --------                     -------                   --------
Net income                                          $136,577                     $ 6,628                   $402,685
                                                    ========                     =======                   ========

Occupied %                                               100%                        100%                       100%

Partnership ownership %                                 17.1%                       17.1%                      17.1%

Cash distributed to the Partnership                 $ 33,376                     $ 3,123                   $ 98,919

Net income allocated to the Partnership             $ 23,339                     $ 1,133                   $ 68,816

On September 20, 1999, The Wells Fund XI-XII-REIT Joint Venture acquired a two story office building containing approximately 62,400 rentable square feet located on a 4.9 acre tract of land located in Fort Meyers, Florida for a purchase price of $8,320,000 excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner, which was assigned to the Fund XI-XII-REIT Joint Venture at the closing.

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000, as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Partnership could not estimate the amount to be billed for 1999 until the first quarter of 2000.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the Gartner Building was purchased in September, 1999, comparative income and expense figures for the prior year's period covered only one month. Accordingly, the prior year's period is not comparable to the nine month period ended September 30, 2000.

Siemens Building / Fund XII-REIT Joint Venture
----------------------------------------------

                                                                            Three Months Ended          Five Months Ended
                                                                              Sept 30, 2000               Sept 30, 2000
                                                                       ----------------------------  ------------------------
     Revenues:
        Rental income                                                              $376,103                  $598,678

     Expenses:
        Depreciation                                                                106,736                   176,070
        Management & leasing expenses                                                14,736                    18,020
        Operating costs, net of reimbursements                                        1,805                     2,032
                                                                                   --------                  --------
                                                                                    123,277                   196,122
                                                                                   --------                  --------
     Net income                                                                    $252,826                  $402,556
                                                                                   ========                  ========

     Occupied %                                                                         100%                      100%

     Partnership ownership %                                                             50%                       50%

     Cash distributed to the Partnership                                           $155,462                  $248,781

     Net income allocated to the Partnership                                       $126,413                  $201,279

On May 10, 2000, the Fund XII-REIT Joint Venture acquired the Siemens Building, a three-story office building containing approximately 77,054 rentable square feet on a 5.3 acre tract of land located in Troy, Oakland County, Michigan, (the "Siemens Building"), for a purchase price of $14,265,000, excluding acquisition costs. The entire Siemens Building is currently under a net lease agreement with Siemens, which was assigned to the Fund XII-REIT Joint Venture at closing. The lease currently expires on August 31, 2010, and Siemens has the right to extend the lease for two additional five year periods.

The monthly lease rent payable under the Siemens lease for the remainder of the lease term is $109,160 for year 1; $111,857 for year 2; $114,554 for year 3; $117,251 for year 4; $119,947 for year 5; $122,644 for year 6; $125,341 for year
7; $128,038 for year 8; $130,735 for year 9; and $133,432 for year 10 and the first six months of year 11. Under the lease, Siemens is required to pay as additional monthly rent all real estate taxes, special assessments, utilities, taxes insurance and other operating costs with respect to the Siemens Building. In addition, Siemens is responsible for all routine maintenance and repairs to its portion of the Siemens Building. The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, structure and foundation.

Since the Siemens Building was purchased in May, 2000, comparative income and expense figures are not available for the prior year.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b).  No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND XII, L.P.
                              (Registrant)


Dated: November 10, 2000      By: /s/ Leo F. Wells, III
                                  ----------------------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President
                                  and Chief Financial
                                  Officer of Wells Capital, Inc., the
                                  General Partner of Wells Partners, L.P.