Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND XII LP
filed 2001-03-28
CIK 1072805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000
                         -----------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to ______________________

Commission file number                            0-30287
                       ---------------------------------------------------------

                        Wells Real Estate Fund XII L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                       58-2438242
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Suite 250
Norcross, Georgia                                         30092
------------------------------------     ---------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                    ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class              Name of exchange on which registered
------------------------------------      --------------------------------------
               NONE                                          NONE
------------------------------------      --------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                Cash Preferred
--------------------------------------------------------------------------------
                               (Title of Class)

                                 Tax Preferred
--------------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No _____
    -----

Aggregate market value of the voting stock held by non-affiliates:
Not Applicable
--------------

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

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of December 31, 2000, the Partnership had sold 1,881,142 Cash Preferred Units, and 617,434 Tax Preferred Units, held by a total of 1068 and 90 Limited Partners respectively, for total Limited Partner capital contributions of $24,985,760. After payment of $874,502 in acquisition and advisory fees and expenses, payment of $3,123,220 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture and the investment of $15,687,245 in the Fund XII-REIT Joint Venture, as of December 31, 2000, the Partnership was holding net offering proceeds of $793 available for investment in properties.

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL CarTex Building"), which is owned by the Fund XI-XII-REIT Joint Venture;
(ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by the Fund XI-XII-REIT Joint Venture;
(iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by the Fund XI-XII-REIT Joint Venture; (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the "Gartner Building"), which is owned by the Fund XI-XII-REIT Joint Venture; (v) a three-story office building located in Troy, Oakland County, Michigan, (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture; and (vi) a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma (the "AT&T Oklahoma Building"), which are owned by the Fund VII-REIT Joint Venture.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in six buildings through its ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method. As of December 31, 2000, the Partnership was holding approximately $793 to invest in properties.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                        Partnerships
Year of         Number of                            Annualized           Share of           Percentage of         Percentage of
Lease            Leases            Square            Gross Base          Annualized          Total Square        Total Annualized
Expiration      Expiring        Feet Expiring         Rent(1)        Gross Base Rent(1)      Feet Expiring           Base Rent
---------------------------------------------------------------------------------------------------------------------------------
2001                -                     -                   -                 -                    -                    -
2002                -                     -                   -                 -                    -                    -
2003                -                     -                   -                 -                    -                    -
2004                -                     -                   -                 -                    -                    -
2005                -                     -                   -                 -                    -                    -
2006                -                     -                   -                 -                    -                    -
2007(2)             2               198,900           2,041,656           348,899                 31.3%                17.9%
2008(3)             3               256,910           1,872,684           434,841                 40.4%                22.3%
2009                -                     -                   -                 -                    -                    -
2010(4)             2               180,554           2,187,498         1,162,808                 28.3%                59.8%
---------------------------------------------------------------------------------------------------------------------------------
                    7               636,364           6,101,838         1,946,548                100.0%               100.0%

(1).      Average monthly gross rent over the life of the lease, annualized
(2). Expiration of Sprint lease, Leawood, Kansas and Johnson Matthey lease, Chester County, Pennsylvania
(3). Expiration of Gartner lease, Ft. Myers, Florida and EYBL Cartex lease, Fountain Inn, South Carolina, and Jordan Associates lease, Oklahoma City, Oklahoma.
(4). Expiration of AT&T lease, Oklahoma City, Oklahoma and Siemens lease in Troy, Michigan

The following describes additional information about the properties in which the Partnership owns interests as of December 31, 2000:

Fund XI-XII-REIT Joint Venture
------------------------------

On June 21, 1999, the Partnership was admitted to the Wells Fund XI - Fund XII - REIT Associates Joint Venture (the "Fund XI-XII-REIT Joint Venture").

The Fund XI-XII-REIT Joint Venture is a joint venture partnership among the Partnership, Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), an affiliated Georgia limited partnership, and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership formed to acquire, own, lease, operate, and manage real properties on behalf of Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), an affiliated Maryland corporation. This joint venture was originally formed on May 1, 1999, as a joint venture between Wells Fund XI and the Wells OP pursuant to a Joint Venture Partnership Agreement, which was amended and restated on June 21, 1999, to admit the Partnership as a joint venture partner. The Fund XI-XII-REIT Joint Venture was formed for the purpose of acquisition, ownership, development, leasing, operation, sale and management of real properties.

As of December 31, 2000, the Partnership had contributed $5,300,000 for an approximate 17.1% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XI had made capital contributions of $8,131,351 for an approximate 26.1% equity interest in the Fund XI-XII-REIT Joint Venture, and Wells OP had contributed $17,585,310 for an approximate 56.8% equity interest in the Fund XI-XII-REIT Joint Venture.

The Sprint Building
-------------------

On July 2, 1999, the XI-XII-REIT Joint Venture acquired a three story office building with approximately 68,900 rentable square feet, on a 7.12 acre tract of land, located in Leawood, Johnson County, Kansas (the "Sprint Building") from Bridge Information Systems America, Inc.

The purchase price for the Sprint Building was $9,500,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorneys' fees, recording fees and other closing costs, of approximately $46,210. As of December 31, 2000, the Partnership had contributed $1,000,000, Wells Fund XI had contributed $3,000,000 and Wells OP had contributed $5,500,000 towards the purchase of this building.

The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint dated February 14, 1997. The landlord's interest in the lease was assigned to the X-XI-

REIT Joint Venture at the closing. The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the lease for two additional five year periods.

The monthly base rent payable under the Lease is $83,254.17 through May 18, 2002 and $91,866.67 for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas.

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

The average effective annual rental per square foot at the Sprint Building was $15.44 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

EYBL Cartex Building
--------------------

On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture, acquired a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EBYL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership.

The rights under the Contract were assigned by Wells Capital, Inc., an affiliate of the Partnership and the original purchaser under the Contract, to Wells LLC at closing. The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building, including attorney's fees, recording fees and other closing costs, of approximately $37,000. The purchase costs were funded by capital contributions of $1,530,000 by Wells Fund XI and $3,591,827 by Wells OP.

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

Pursuant to a lease commission agreement dated February 12, 1998, between the Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

The average effective annual rental per square foot at the EBYL CarTex Building was $3.31 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

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

The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

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

The average effective annual rental per square foot at the Gartner Building was $13.68 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

Fund XII-REIT Joint Venture
---------------------------

On April 10, 2000, the Partnership and Wells OP, the operating partnership for Wells Real Estate Investment Trust, Inc., entered into a Joint Venture Partnership Agreement for the purpose of acquiring owning, leasing, operating and managing real properties. The Joint Venture is known as the Fund XII-REIT Joint Venture Partnership ("Fund XII-REIT Joint Venture").

As of December 31, 2000, the Partnership had contributed approximately $15,687,245 for an approximate 53.2% equity interest in the Fund XII-REIT Joint Venture. Wells OP had made capital contributions of $13,832,779 for an approximate 46.8% equity interest in the Fund XII-REIT Joint Venture.

Siemens
-------

On May 10, 2000, the Fund XII-REIT Joint Venture acquired a three-story office building containing approximately 77,054 rentable square feet (the "Siemens Building") on a 5.3 acre tract of land located in Troy, Oakland County, Michigan. The purchase price for the Siemens Building was $14,265,000 excluding acquisition costs. The purchase price was funded by capital contributions of $7,096,245 by the Partnership and $7,096,245 by Wells OP.

The entire Siemens Building is currently under a net lease agreement with Siemens and expires on August 31, 2010. Siemens has the right to extend the lease for two additional five year periods of time at 95% of the then current fair market rental rates.

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

The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical, mechanical and plumbing systems of the Siemens Building. Siemens must obtain written consent from the Fund XII-REIT Joint Venture before making alterations to the premises in excess of $100,000 in the aggregate within any 12 month period.

Under the terms of the Siemens lease, the Fund XII-REIT Joint venture is required to reimburse Siemens for tenant improvement costs in the amount of $1,954,516. The Fund XII-REIT Joint Venture received a credit at closing in an amount equal to this tenant improvement allowance.

Siemens has a one-time right to cancel the Siemens lease effective after the 90/th/ month of the term if Siemens (a) provides written notice of such cancellation on or before the last day of the 78/th/ month, and (b) pays a cancellation fee to the Fund XII-REIT Joint Venture currently calculated to be approximately $1,234,160.

The average effective annual rental per square foot at the Siemens Building was $12.65 for 2000, the first year of occupancy. The occupancy rate at year end was 100% for 2000.

For additional information regarding the Siemens Building, refer to Supplement No. 5 dated July 25, 2000 to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22, 1999, contained in Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., which was filed with the Commission on July 25, 2000 (Commission File No. 33-66657).

AT&T Oklahoma Building
----------------------

On December 28, 2000, the Wells Fund XII-REIT Joint Venture acquired a one-story office building and a two-story office building containing an aggregate of approximately 128,500 rentable square feet (the "AT&T Oklahoma Buildings") on a
11.34 acre tract of land located in Oklahoma City, Oklahoma County, Oklahoma from OKC Real Estate Investments, Inc.

Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XII-REIT Joint Venture at closing. The purchase price for the AT&T Oklahoma Buildings was $15,300,000. The Fund XII-REIT Joint Venture also incurred additional acquisition expenses in connection with purchase of the AT&T Building including attorney's fees, recording fees and other closing costs of approximately $27,554. The purchase of the building was funded by capital contributions of $8,591,000 by the Partnership and $6,736,554 by Wells OP.

The entire 78,500 rentable square feet of the two-story office building and 25,000 rentable square feet of the one-story office building are currently under a net lease agreement with AT&T Corp. (AT&T). The landlord's interest in the AT&T lease was assigned to the Fund XII-REIT Joint Venture at the closing. The AT&T lease commenced on April 1, 2000, and the initial term expires on November 30, 2010. AT&T has the right to extend the AT&T lease for two additional five-year periods of time at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the lease.

AT&T is among the world's leading voice and data communications companies, serving consumers, businesses and governments worldwide. AT&T has one of the largest digital wireless networks in North America and is one of the leading suppliers of data and internet services for businesses. In addition, AT&T offers outsourcing, consulting and networking-integration to large businesses and is one of the largest direct internet access service providers for consumers in the United States.

The base rent payable for the initial term of the lease of the AT&T lease is as follows: months 1 to 8 $300,000; months 9 to 35 $1,242,000, months 36 to 65 $1,293,750; months 66 to 95 $1,345,500 and months 96 to 125 $1,437,750 all payable in equal monthly installments.

Under the AT&T lease, AT&T is required to pay as additional monthly rent its gas, water, and electricity costs and all operating expenses including, but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to its portion of the AT&T Oklahoma Buildings. In addition, AT&T is responsible for all routine maintenance and repairs to its portion of the AT&T Oklahoma Buildings. The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical mechanical and plumbing systems of the AT&T Oklahoma Buildings. AT&T must obtain written consent from the Fund XII-REIT Joint Venture before making any alterations to the premises in excess of $10,000.

AT&T has a right of first offer for the space occupied by Jordan Associates, Inc., ("Jordan"), as described below, if Jordan vacates the premises before the Fund XII-REIT Joint Venture can lease the space to a third party.

Jordan currently occupies the remaining 25,000 rentable square feet contained in the one-story office building under a net lease agreement. The landlord's interest in the Jordan lease was also assigned to the Fund XII-REIT Joint Venture at closing. The Jordan lease commenced on April 1, 1998, and the initial term expires on March 31, 2008. Jordan has the right to extend the Jordan lease for one additional five-year period of time at the then-current fair market rental rate upon delivering written notice within 240 days prior to expiration of the initial lease term

Jordan provides businesses with advertising and related services including public relations, research, direct marketing and sales promotion. Through this corporate office and other offices in Tulsa, St. Louis, Indianapolis, and Wausau, Wisconsin, Jordan provides services to major clients such as Bank One, Oklahoma, N.A., BlueCross & BlueSheild of Oklahoma, Kraft Food Services, Inc., Logix Communications, and the American Dental Association. Jordan employs approximately 100 employees and has been in business for over 35 years.

The base rent payable for the initial lease term of the Jordan lease is as follows: months 1 to 60 $294,500 and months 61 to 120 $332,000 payable in equal monthly installments.

Under the Jordan lease, Jordan is required to pay as additional monthly rent its gas, water, and electricity costs and all operating expenses including, but not limited to, garbage and waste disposal, telephone, sprinkler service, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to its portion of the AT&T Oklahoma Buildings. In addition, Jordan is responsible for all routine maintenance and repairs to its portion of the one-story Building. The Fund XII-REIT Joint Venture, as landlord, is responsible for the repair and replacement of the roof, foundation, load bearing items, exterior surface walls, plumbing, pipes, conduits and electrical, mechanical and plumbing systems of the AT&T Call Center Buildings.

For additional information regarding the AT&T Oklahoma Buildings, refer to Supplement No. 6 dated February 5, 2001 to the Prospectus of Wells Real Estate Fund XII, L.P. dated March 22, 1999, contained in Post-Effective Amendment No. 4 to the Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., which was filed with the Commission on February 9, 2001 (Commission File No. 33-66657).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the year of 2000.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 2001, the Partnership had 2,261,987 outstanding Cash Preferred Units held by a total of 1119 Limited partners and 694,334 Tax Preferred Units held by a total of 94 Limited partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnerships limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Pursuant to Section 15.2 of the Partnership Agreement, for the first three fiscal years following the termination of the offering of units in the Partnership, the per unit value shall be deemed to be $10.00 per unit. After the expiration of this three year period, the General Partners shall determine a per unit value by estimating the amount a holder of Partnership units would receive if the Partnership's properties were sold as of the close of the Partnership's fiscal year and the proceeds from such sales (without reduction for selling expenses), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership.

Cash Preferred Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Tax Preferred Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2000.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Cash Preferred Status Limited Partners during 2000 and 1999 were as follows:

                        Per Cash Preferred Status Unit
                        ------------------------------
         Distribution for        Total Cash       Investment       Return of       General
       Quarter Ended                 Distributed        Income         Capital       Partner
       -------------                 -----------        ------         -------       -------
      March 31, 1999                   $      0          $   0           $0.00        $0.00
      June 30, 1999                    $      0          $   0           $0.00        $0.00
      September 30, 1999               $ 62,935          $0.26           $0.00        $0.00
      December 31, 1999                $113,083          $0.29           $0.00        $0.00
      March 31, 2000                   $142,481          $0.15           $0.00        $0.00
      June 30, 2000                    $223,365          $0.21           $0.00        $0.00
      September 30, 2000               $300,895          $0.21           $0.00        $0.00
      December 31, 2000                $375,995          $0.20           $0.00        $0.00

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to Limited Partners until February, 2001. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Cash Preferred Status Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2000 and the seven months ended December 31, 1999.

                                                                             2000                 1999
                                                                      -------------          -----------
                      Total assets                                     $22,251,3849           $8,607,630
                      Total revenues                                        929,868              160,379
                      Net income                                            856,228              122,817
                      Net loss allocated
                        to General Partners                                       0                 (500)
                      Net income allocated to
                       Cash Preferred Limited Partners                    1,209,438              195,244
                      Net loss allocated to
                        Tax Preferred Limited Partners                     (353,210)             (71,927)
                      Net income per weighted
                       average (1) Cash Preferred
                       Limited Partner Unit                                    0.89                 0.50
                      Net loss per weighted
                       average (1) Tax Preferred
                       Limited Partner Unit                                   (0.92)               (0.56)
                      Cash Distributions per
                        weighted average (1)
                        Cash Preferred Limited Partner
                           Unit:
                          Investment Income                                    0.77                 0.55
                          Return of Capital                                    0.00                 0.00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. As of December 31, 2000, the Partnership had sold 1,881,142 Cash Preferred Status Units and 617,434 Tax Preferred Status Units, held by a total of 1068 and 90 Limited Partners, respectively, for total Limited Partner contributions of $24,985,760. After payment of $874,502 in acquisition and advisory fees and acquisition expenses, payment of $3,123,220 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, and the investment of $15,687,245 in the Fund XII-REIT Joint Venture, as of December 31, 2000, the Partnership was holding net offering proceeds of $793 available for investment in properties.

Gross revenues of the Partnership of $929,868 for year ended December 31, 2000 and $160,379 for the year ended December 31, 1999, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures, and equity in earnings of joint ventures. The increase was due primarily to increased investments in joint ventures.

Expenses for the Partnership were $73,640 for the year ended December 31, 2000 and $37,562 for the year ended December 31, 1999, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was $856,228 and $122,817 for the years ended December 31, 2000 and 1999, respectively. The Partnership's cash distribution to the Cash Preferred Status Limited Partners was $0.77 and $0.55 for the years ended December 31, 2000 and 1999. No cash distributions have been paid to Tax Preferred Status Limited Partners or to the General Partners.

Property Operations
--------------------

As of December 31, 2000, the Partnership owned interests in the following operational properties:

EYBL CarTex Building/Fund XI-XII-REIT Joint Venture
---------------------------------------------------

                                                                      Year Ended                  Eight Months Ended
                                                                  December 31, 2000                December 31, 1999
                                                                  -----------------                -----------------
     Revenues:
        Rental income                                              $        560,355                $         350,221
        Interest income                                                       2,814                                0
                                                                  -----------------                -----------------
                                                                            563,169                          350,221
                                                                  -----------------                -----------------

     Expenses:
        Depreciation                                                        199,602                          133,072
        Management & leasing expenses                                        36,896                           20,384
        Operating costs, net of reimbursements                               21,243                           10,868
                                                                  -----------------                -----------------
                                                                            257,741                          164,324
                                                                  -----------------                -----------------
     Net income                                                   $         305,428                $         185,897
                                                                  =================                =================

     Occupied %                                                                 100%                             100%

     Partnership ownership %                                                   17.1%                            17.1%

     Cash distributed to the Partnership                          $          77,448                $          33,482

     Net income allocated to the Partnership                      $          52,196                $          22,856

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the EBYL CarTex Building was purchased in May of 1999, comparative income and expense figures are available for only eight months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Sprint Building / Fund X-XII-REIT Joint Venture
---------------------------------------------------

                                                                   Year Ended                   Six Months Ended
                                                                December 31, 2000              December 31, 1999
                                                                -----------------              -----------------
  Revenues:
     Rental income                                              $       1,063,988              $         531,993
                                                                -----------------              -----------------

  Expenses:
     Depreciation                                                         327,114                        163,553
     Management & leasing expenses                                         44,957                         18,732
     Operating costs, net of reimbursements                                20,095                          6,069
                                                                -----------------              -----------------
                                                                          392,166                        188,354
                                                                -----------------              -----------------
  Net income                                                    $         671,822              $         343,639
                                                                =================              =================

  Occupied %                                                                  100%                           100%

  Partnership ownership %                                                    17.1%                          17.1%

  Cash distributed to the Partnership                           $         159,611              $          67,386

  Net income allocated to the Partnership                       $         114,810              $          48,939

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the Sprint Building was purchased in July, 1999, comparative income and expense figures are available for only six months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Johnson Matthey Building / Fund XI-XII-REIT Joint Venture
---------------------------------------------------------

                                                                       Year Ended                 Five Months Ended
                                                                    December 31, 2000             December 31, 1999
                                                                    -----------------             -----------------
Revenues:
   Rental income                                                    $         867,646             $         325,368
                                                                    -----------------             -----------------

Expenses:
   Depreciation                                                               255,475                       106,461
   Management & leasing expenses                                               36,194                        11,846
   Operating costs, net of reimbursements                                      12,926                         4,841
                                                                    -----------------             -----------------
                                                                              304,595                       123,148
                                                                    -----------------             -----------------
Net income                                                          $         563,051             $         202,220
                                                                    =================             =================

Occupied %                                                                        100%                          100%

Partnership ownership %                                                          17.1%                         17.1%

Cash distributed to the Partnership                                 $         128,232             $          48,178

Net income allocated to the Partnership                             $          96,222             $          32,015

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are available for only five months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Gartner Building / Fund XI-XII-REIT Joint Venture
-----------------------------------------------------

                                                                           Year Ended                Four Months Ended
                                                                        December 31, 2000            December 31, 1999
                                                                        -----------------            -----------------
Revenues:
   Rental income                                                        $         853,943            $         235,863
                                                                        -----------------            -----------------

Expenses:
   Depreciation                                                                   310,490                      103,496
   Management & leasing expense                                                    39,189                        8,268
   Other operating expenses, net of reimbursements                                (33,991)                       2,783
                                                                        -----------------            -----------------
                                                                                  315,688                      114,547
                                                                        -----------------            -----------------
Net income                                                              $         538,255            $         121,316
                                                                        =================            =================

Occupied %                                                                            100%                         100%

Partnership ownership %                                                              17.1%                        17.1%

Cash distributed to the Partnership                                     $         132,120            $          28,693

Net income allocated to the Partnership                                 $          91,984            $          20,732

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for 2000 as well as the fourth quarter of 1999. Since the Gartner building was purchased in September of 1999, the Partnership could not estimate the amount to be billed for 1999 until the first quarter of 2000.

The Gartner Building incurred property taxes of $7,260 on the undeveloped lot for 2000. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are available for only five months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Siemens Building / Fund XII-REIT Joint Venture
----------------------------------------------

                                                                          Nine Months Ended
                                                                          December 31, 2000
                                                                          -----------------
Revenues:
   Rental income                                                          $         974,796
   Interest income                                                                    2,069
                                                                          -----------------
                                                                                    976,865
                                                                          -----------------
Expenses:
   Depreciation                                                                     324,732
   Management & leasing expense                                                      32,756
   Other operating expenses, net of reimbursements                                    5,127
                                                                          -----------------
                                                                                    362,615
                                                                          -----------------
Net income                                                                $         614,250
                                                                          =================

Occupied %                                                                              100%

Partnership ownership %                                                                53.2%

Cash distributed to the Partnership                                       $         407,948

Net income allocated to the Partnership                                   $         309,189

The Siemens Building incurred property taxes of $126,883 in 2000.

Since the Siemens Building was purchased in May, 2000, comparative income and expense figures are not available for the prior year.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 Units.

After payment of $874,502 in acquisition and advisory fees and acquisition expenses, payment of $3,123,220 in selling commissions and organizational and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture, and the investment of $15,687,245 in the Fund XII-REIT Joint Venture, as of December 31, 2000, the Partnership was holding net offering proceeds of $793 available for investment in the Partnership.

The Partnership's net cash provided by operating activities increased to $234,619 in 2000, as compared to $3,782 for 1999. This increase was due primarily to equity earnings of joint ventures and interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities increased to $15,496,594 in 2000, up from $5,553,776 in 1999. This was primarily the result of increased investment in joint ventures. Net cash provided by financing activities of $12,885,560 in 2000 and $8,134,128 in 1999 is the result of raising $15,617,575 and $9,368,186 respectively in Limited Partners contributions less commissions and organizational and offering expenses.

The Partnership's distributions to holders of Cash Preferred Status Units for the 4/th/ quarter ended December 31, 2000 were paid in February, 2001 from net cash from operations February, 2001. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 2000. No cash distributions were paid to holders of Tax Preferred Status Units in 2000.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners Capital contributions until the termination of its offering on March 21, 2001. As of December 31, 2000, the Partnership was holding net offering proceeds of $793 for this purpose.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation
---------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 2000.


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

         Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 57
         -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11.  Compensation of General Partners and Affiliates.
---------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2000.

                            CASH COMPENSATION TABLE
                            -----------------------

                (A)                            (B)                      (C)
Name of individual or     Capacities in which served -
 number in group          Form of Compensation               Cash Compensation
---------------------     ----------------------------       -----------------
Wells Capital, Inc.       General Partner of Wells              $  546,616
                          Partners, L.P.
                          Acquisition and Advisory Fees
                            and Acquisition Expenses

Wells Capital, Inc.       General Partner of Wells              $  468,527
                          Partners, L.P. Reimbursement
                          of Organization and Offering
                          Expenses

Leo F. Wells, III         General Partner                              -0-

Wells Investment          Dealer Manager -                      $1,483,669(1)
Securities, Inc.          Selling Commissions


Wells Management          Property Manager -                    $   42,873
Company, Inc.             Property Management and
                          Leasing Fees

(1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2) These fees are not paid directly by the Partnership but are paid by the joint venture entities which own the properties for which the property management and leasing services relate and include management and leasing fees.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 29, 2001.

      (1)                 (2)                   (3)                  (4)
                                          Amount and Nature
                       Name of            of Beneficial
Title of Class     Beneficial Owner       Ownership            Percent of Class
---------------    ----------------       -----------------    ----------------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

          Interest in Partnership Cash Flow and Net Sales Proceeds. The General
          --------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Cash Preferred Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2000.

     Property Management and Leasing Fees. Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for lessor of
     (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net lease basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

     Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees was $42,873 for the year ended December 31, 2000.

     Real Estate Commissions. In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2000.

     Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the General Partner of Wells Partners, L.P., for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2000, amounted to $874,501 and represented approximately 3.5% of the Limited Partners' capital contributions. These fees are allocated to specific properties as they are purchased.

     Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of December 31, 2000, the Partnership had reimbursed the Company an aggregate of $749,573 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

                               PART IV
                               -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.   Financial Statements
         The Financial Statements are contained on pages F-2 through F-27 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) The Partnership filed a Current Report on Form 8-K dated December 28, 2000 and an Amendment No. 1 to Current Report on Form 8-K/A dated December 28, 2000 reporting the acquisition of an interest in the AT&T Oklahoma Buildings located in Oklahoma City, Oklahoma.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index Attached hereto.

(d)      See (a)2 above.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27/th/ day of March, 2001.

                                  Wells Real Estate Fund XII, L.P.
                                  (Registrant)

                                  By:   /s/ Leo F. Wells, III
                                     -------------------------------------------
                                        Leo F. Wells, III
                                        Individual General Partner and as
                                        President and Chief Financial Officer
                                        of Wells Capital, Inc., the General
                                        Partner of Wells Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                        Title
---------                        -----

 /s/ Leo F. Wells, III           Individual General Partner,      March 27, 2001
---------------------------
Leo F. Wells, III                President and Sole Director
                                 of Wells Capital, Inc., the
                                 General Partner of Wells
                                 Partners, L.P.

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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                                               Page
--------------------                                                               ----
Independent Auditors' Report                                                       F-2

Balance Sheets as of December 31, 2000 and 1999                                    F-3

Statements of Income for the Year Ended December 31, 2000                          F-4

Statements of Partners' Capital for the Years Ended December 31, 2000
    and 1999                                                                       F-5

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999            F-6

Notes to Financial Statements for December 31, 2000 and 1999                       F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund XII, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XII, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999, the related statements of income for the years then ended, and the related statements of partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2000 and 1999, the results of its operations for the years then ended, and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP






Atlanta, Georgia
January 30, 2001

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                                ASSETS

                                                                                          2000             1999
                                                                                      -----------       ----------
INVESTMENT IN JOINT VENTURES                                                          $21,567,551       $5,467,634

CASH AND CASH EQUIVALENTS                                                                 208,319        2,584,734

ACCOUNTS RECEIVABLE                                                                        10,718                0

DEFERRED PROJECT COSTS                                                                         27          107,051

DEFERRED OFFERING COSTS                                                                   180,409          331,953

DUE FROM AFFILIATES                                                                       284,360          116,258
                                                                                      -----------       ----------
              Total assets                                                            $22,251,384       $8,607,630
                                                                                      ===========       ==========

                                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                                  $    47,653       $    5,507
    Due to affiliate                                                                      204,398          344,578
    Partnership distributions payable                                                     376,001          113,084
                                                                                      -----------       ----------
                                                                                          628,052          463,169
                                                                                      -----------       ----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Cash preferred--1,881,142 and 752,426 units as of December 31, 2000
           and 1999, respectively                                                      16,589,551        6,602,953
       Tax preferred--617,434 and 184,393 units as of December 31, 2000 and
           1999, respectively                                                           5,033,781        1,541,508
                                                                                      -----------       ----------
              Total partners' capital                                                  21,623,332        8,144,461
                                                                                      -----------       ----------
              Total liabilities and partners' capital                                 $22,251,384       $8,607,630
                                                                                      ===========       ==========

     The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                             2000           1999
                                                                                          ----------      --------
REVENUES:
    Equity in income of joint ventures                                                    $  664,401      $124,542
    Interest income                                                                          265,467        35,837
                                                                                          ----------      --------
                                                                                             929,868       160,379
                                                                                          ----------      --------
EXPENSES:
    Partnership administration                                                                32,215        12,517
    Legal and accounting                                                                      17,500        11,439
    Operating costs, net of reimbursements                                                    12,030         8,431
    Computer costs                                                                            11,895         5,175
                                                                                          ----------      --------
                                                                                              73,640        37,562
                                                                                          ----------      --------
NET INCOME                                                                                $  856,228      $122,817
                                                                                          ==========      ========
NET LOSS ALLOCATED TO GENERAL PARTNERS                                                    $        0      $   (500)
                                                                                          ==========      ========
NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS                                   $1,209,438      $195,244
                                                                                          ==========      ========
NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS                                      $ (353,210)     $(71,927)
                                                                                          ==========      ========
ET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT                        $     0.89      $   0.50
                                                                                          ==========      ========
NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT                          $    (0.92)     $  (0.56)
                                                                                          ==========      ========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT                $     0.77      $   0.55
                                                                                          ==========      ========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                              Limited Partners
                                                 ------------------------------------------------------------------------
                                                                     Cash Preferred                  Tax Preferred
                                                 Original       Units            Amount          Units          Amount
                                                 --------    -----------     -------------    ----------     ------------
BALANCE, December 31, 1997                        $    0              0       $         0             0       $        0

    Original partner contribution                    100              0                 0             0                0
    General partners' contributions                    0              0                 0             0                0
                                                 --------    -----------     -------------    ----------     ------------
BALANCE, December 31, 1998                           100              0                 0             0                0

    Net income (loss)                                  0              0           195,244             0          (71,927)
    Partnership distributions                          0              0          (176,018)            0                0
    Limited partner contributions                      0        752,426         7,524,260       184,393        1,843,926
    Sales commissions and discounts                    0              0          (714,805)            0         (175,173)
    Other offering expenses                            0              0          (225,728)            0          (55,318)
    Return of capital                               (100)             0                 0             0                0
                                                 --------    -----------     -------------    ----------     ------------
BALANCE, December 31, 1999                             0        752,426         6,602,953       184,393        1,541,508

    Net income (loss)                                  0              0         1,209,438                       (353,210)
    Partnership distributions                          0              0        (1,042,735)            0                0
    Limited partner contributions                      0      1,112,517        11,125,166       449,240        4,492,409
    Sales commissions and discounts                    0              0        (1,096,641)            0         (387,029)
    Other offering expenses                            0              0          (334,055)            0         (134,472)
    Tax preferred conversion elections                 0         16,199           125,425       (16,199)        (125,425)
                                                 --------    -----------     -------------    ----------     ------------
BALANCE, December 31, 2000                        $    0      1,881,142       $16,589,551       617,434       $5,033,781
                                                 ========    ===========     =============    ==========     ============

                                                                    Total
                                                   General        Partners'
                                                  Partners         Capital
                                                  --------      -------------
BALANCE, December 31, 1997                         $    0        $         0

    Original partner contribution                       0                100
    General partners' contributions                   500                500
                                                  --------      -------------
BALANCE, December 31, 1998                         $  500                600

    Net income (loss)                                (500)           122,817
    Partnership distributions                           0           (176,018)
    Limited partner contributions                       0          9,368,186
    Sales commissions and discounts                     0           (889,978)
    Other offering expenses                             0           (281,046)
    Return of capital                                   0               (100)
                                                  --------      -------------
BALANCE, December 31, 1999                              0          8,144,461

    Net income (loss)                                   0            856,228
    Partnership distributions                           0         (1,042,735)
    Limited partner contributions                       0         15,617,575
    Sales commissions and discounts                     0         (1,483,670)
    Other offering expenses                             0           (468,527)
    Tax preferred conversion elections                  0                  0
                                                  --------      -------------
BALANCE, December 31, 2000                         $    0        $21,623,332
                                                  ========      =============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                            2000             1999            1998
                                                                      --------------     ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $    856,228      $   122,817      $      0
                                                                      --------------     ------------    ----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Equity in income of joint venture                               (664,401)        (124,542)            0
           Changes in assets and liabilities:
              Accounts receivable                                           (10,718)               0             0
              Accounts payable                                               42,146            5,507             0
              Due to affiliates                                              11,364                0             0
                                                                      --------------     ------------    ----------
                 Total adjustments                                         (621,609)        (119,035)            0
                                                                      --------------     ------------    ----------
                 Net cash provided by operating activities                  234,619            3,782             0
                                                                      --------------     ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint venture                               737,266           61,485             0
    Investment in joint venture                                         (15,687,245)      (5,300,000)            0
    Deferred project costs paid                                            (546,615)        (315,261)            0
                                                                      --------------     ------------    ----------
                 Net cash used in investing activities                  (15,496,594)      (5,553,776)            0
                                                                      --------------     ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    General partner's contribution                                                0                0           500
    Limited partners' contributions                                      15,617,575        9,368,186           100
    Sales commissions and discounts paid                                 (1,483,670)        (889,978)            0
    Offering costs paid                                                    (468,527)        (281,046)            0
    Distributions to partners from accumulated earnings                    (779,818)         (62,934)            0
    Return of capital                                                             0             (100)            0
                                                                      --------------     ------------    ----------
                 Net cash provided by financing activities               12,885,560        8,134,128           600
                                                                      --------------     ------------    ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (2,376,415)       2,584,134           600

CASH AND CASH EQUIVALENTS, beginning of year                              2,584,734              600             0
                                                                      --------------     ------------    ----------
CASH AND CASH EQUIVALENTS, end of year                                 $    208,319      $ 2,584,734      $    600
                                                                      ==============     ============    ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint venture             $    653,639      $   220,835      $      0
                                                                      ==============     ============    ==========
       Deferred project costs due to affiliate                         $          0      $    12,625      $      0
                                                                      ==============     ============    ==========
       Deferred offering costs due to affiliate                        $    193,034      $   222,814      $109,139
                                                                      ==============     ============    ==========
       Write-off of deferred offering costs due to affiliate           $    151,544      $         0      $      0
                                                                      ==============     ============    ==========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

     The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, currently under construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), the Partnership, and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner, which is referred to as the Fund XI, XII, and REIT Joint Venture. In addition, the Partnership owns an interest in two properties through a joint venture with the Operating Partnership, which is referred to as the Fund XII and REIT Joint Venture.

     Through its investment in Wells Fund XI, XII, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a two-story manufacturing and office building in Greenville County, South Carolina (the "EYBL CarTex Building"), (ii) a three-story office building in Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Fort Myers, Florida (the "Gartner Building").

     The following properties are owned by the Partnership through its investment in the Fund XII and REIT Joint Venture: (i) a three-story office building in Troy, Michigan (the "Siemens Building") and (ii) a one-story office building and a two-story office building in Oklahoma City, Oklahoma (collectively referred to as the "AT&T Call Center Buildings").

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

Investment in Joint Ventures

          Basis of Presentation

          The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investment in joint ventures is recorded using the equity method of accounting.

          Real Estate Assets

          Real estate assets held by the joint venture are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

          Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

          Revenue Recognition

          All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

          Partner's Distributions and Allocations of Profit and Loss

          Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     Per Unit Data

     Net income per unit with respect to the partnership for the years ended December 31, 2000 and 1999 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2000 were $874,501 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2000 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Company and not by the Partnership. Offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

     As of December 31, 2000, the Company paid offering expenses on behalf of the Partnership in the aggregate amount of $929,982, of which the Company was reimbursed $749,573, which did not exceed the 5% limitation. The unpaid portion of deferred offering costs is $180,409 and is included in due to affiliate in the accompanying balance sheet.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 represents the Partnership's share of the cash to be distributed from its joint venture investments for the fourth quarter of 2000 and 1999 as follows:

                                                        2000       1999
                                                      --------   --------

          Fund XI, XII, and REIT Joint Venture        $125,193   $116,258
          Fund XII and REIT Joint Venture              159,167          0
                                                      --------   --------
                                                      $284,360   $116,258
                                                      ========   ========

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $42,873, $8,268, and $0 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                               2000                 1999
                                      --------------------- --------------------
                                         Amount    Percent    Amount    Percent
                                      ----------- --------- ---------- ---------

          Fund XI, XII, and REIT      $ 5,325,424    17%    $5,467,634    17%
          Fund XII and REIT            16,242,127    53              0     0
                                      -----------           ----------
                                      $21,567,551           $5,467,634
                                      ===========           ==========

The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                      2000             1999
                                                                  -----------       ----------
        Investment in joint venture, beginning of year            $ 5,467,634       $        0
            Equity in income of joint venture                         664,401          124,542
            Contributions to joint venture                         16,340,884        5,520,835
            Distributions from joint venture                         (905,368)        (177,743)
                                                                  -----------       ----------
        Investment in joint venture, end of year                  $21,567,551       $5,467,634
                                                                  ===========       ==========

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

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                               Assets

                                                                                         2000            1999
                                                                                     -----------      -----------
Real estate assets, at cost:
    Land                                                                             $ 5,048,797      $ 5,048,797
    Building and improvements, less accumulated depreciation of
       $1,599,262 in 2000 and $506,582 in 1999                                        25,719,189       26,811,869
                                                                                     -----------      -----------
              Total real estate assets                                                30,767,986       31,860,666
Cash and cash equivalents                                                                541,089          766,278
Accounts receivable                                                                      394,314          133,777
Prepaid assets and other expenses                                                         26,486           26,486
                                                                                     -----------      -----------
              Total assets                                                           $31,729,875      $32,787,207
                                                                                     ===========      ===========

                                   Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $   114,180      $   112,457
    Partnership distributions payable                                                    453,395          680,294
                                                                                     -----------      -----------
              Total liabilities                                                          567,575          792,751
                                                                                     -----------      -----------
Partners' capital:
    Wells Real Estate Fund XI                                                          8,148,261        8,365,852
    Wells Real Estate Fund XII                                                         5,325,424        5,467,634
    Wells Operating Partnership, L.P.                                                 17,688,615       18,160,970
                                                                                     -----------      -----------
              Total partners' capital                                                 31,162,300       31,994,456
                                                                                     -----------      -----------
              Total liabilities and partners' capital                                $31,729,875      $32,787,207
                                                                                     ===========      ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
                 for the Years Ended December 31, 2000 and 1999

                                                                                       2000            1999
                                                                                    ----------      ----------
Revenues:
    Rental income                                                                   $3,345,932      $1,443,446
    Interest income                                                                      2,814               0
    Other income                                                                           440              57
                                                                                    ----------      ----------
                                                                                     3,349,186       1,443,503
                                                                                    ----------      ----------
Expenses:
    Depreciation                                                                     1,092,680         506,582
    Management and leasing fees                                                        157,236          59,230
    Operating costs, net of reimbursements                                             (24,798)          6,433
    Property administration                                                             30,787          14,185
    Legal and accounting                                                                14,725           4,000
                                                                                    ----------      ----------
                                                                                     1,270,630         590,430
                                                                                    ----------      ----------
Net income                                                                          $2,078,556      $  853,073
                                                                                    ==========      ==========

Net income allocated to Wells Real Estate Fund XI                                   $  543,497      $  240,031
                                                                                    ==========      ==========

Net income allocated to Wells Real Estate Fund XII                                  $  355,211      $  124,542
                                                                                    ==========      ==========

Net income allocated to Wells Operating Partnership, L.P.                           $1,179,848      $  488,500
                                                                                    ==========      ==========


                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 2000 and 1999


                                                                                    Wells
                                                Wells Real       Wells Real       Operating           Total
                                                  Estate           Estate        Partnership,       Partners'
                                                  Fund XI         Fund XII           L.P.            Capital
                                                ----------       ----------      ------------       ---------
Balance, December 31, 1998                      $        0       $        0       $         0      $         0
    Net income                                     240,031          124,542           488,500          853,073
    Partnership contributions                    8,470,160        5,520,835        18,376,267       32,367,262
    Partnership distributions                     (344,339)        (177,743)         (703,797)      (1,225,879)
                                                ----------       ----------      ------------      -----------
Balance, December 31, 1999                       8,365,852        5,467,634        18,160,970       31,994,456
    Net income                                     543,497          355,211         1,179,848        2,078,556
    Partnership distributions                     (761,088)        (497,421)       (1,652,203)      (2,910,712)
                                                ----------       ----------      ------------      -----------
Balance, December 31, 2000                      $8,148,261       $5,325,424       $17,688,615      $31,162,300
                                                ==========       ==========      ============      ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
                 for the Years Ended December 31, 2000 and 1999

                                                                                        2000              1999
                                                                                     -----------       -----------
Cash flows from operating activities:
    Net income                                                                       $ 2,078,556       $   853,073
                                                                                     -----------       -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                1,092,680           506,582
           Changes in assets and liabilities:
              Accounts receivable                                                       (260,537)         (133,777)
              Prepaid expenses and other assets                                                0           (26,486)
              Accounts payable                                                             1,723           112,457
                                                                                     -----------       -----------
                 Total adjustments                                                       833,866           458,776
                                                                                     -----------       -----------
                 Net cash provided by operating activities                             2,912,422         1,311,849
                                                                                     -----------       -----------
Cash flows from financing activities:
    Distributions to joint venture partners                                           (3,137,611)         (545,571)
                                                                                     -----------       -----------
Net (decrease) increase in cash and cash equivalents                                    (225,189)          766,278
Cash and cash equivalents, beginning of year                                             766,278                 0
                                                                                     -----------       -----------
Cash and cash equivalents, end of year                                               $   541,089       $   766,278
                                                                                     ===========       ===========
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                              $         0       $ 1,294,686
                                                                                     ===========       ===========

    Contribution of real estate assets to joint venture                              $         0       $31,072,562
                                                                                     ===========       ===========

Fund XII and REIT Joint Venture

On May 10, 2000, the Partnership entered into a joint venture with the Operating Partnership. The joint venture, Fund XII and REIT Joint Venture, was formed to acquire, develop, operate, and sell real property. On May 10, 2000, the joint venture purchased a 77,054 square-foot, three-story office building, known as the Siemens Building in Troy, Oakland County, Michigan. On December 28, 2000, the joint venture purchased a 50,000 square-foot one-story office building and a 78,500 square-foot two-story office building, collectively known as the AT&T Call Center Buildings in Oklahoma City, Oklahoma County, Oklahoma.

Following are the financial statements for Fund XII and REIT Joint Venture:

                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 2000

                                    Assets

Real estate assets, at cost:
    Land                                                                                              $  4,420,405
    Building and improvements, less accumulated depreciation of $324,732                                26,004,918
                                                                                                      ------------
              Total real estate assets                                                                  30,425,323
Cash and cash equivalents                                                                                  207,475
Accounts receivable                                                                                        130,490
                                                                                                      ------------
              Total assets                                                                            $ 30,763,288
                                                                                                      ============

                       Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                                 $    208,261
                                                                                                      ------------
Partners' capital:
    Wells Real Estate Fund XII                                                                          16,242,127
    Wells Operating Partnership, L.P.                                                                   14,312,900
                                                                                                      ------------
              Total partners' capital                                                                   30,555,027
                                                                                                      ------------
              Total liabilities and partners' capital                                                 $ 30,763,288
                                                                                                      ============


                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (May 10, 2000)
                           Through December 31, 2000

Revenues:
    Rental income                                                                                     $    974,796
    Interest income                                                                                          2,069
                                                                                                      ------------
                                                                                                           976,865
                                                                                                      ------------
Expenses:
    Depreciation                                                                                           324,732
    Management and leasing fees                                                                             32,756
    Partnership administration                                                                               3,917
    Operating costs, net of reimbursements                                                                   1,210
                                                                                                      ------------
                                                                                                           362,615
                                                                                                      ------------
Net income                                                                                            $    614,250
                                                                                                      ============

Net income allocated to Wells Real Estate Fund XII                                                    $    309,190
                                                                                                      ============

Net income allocated to Wells Operating Partnership, L.P.                                             $    305,060
                                                                                                      ============

                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                 for the Period From Inception (May 10, 2000)
                           Through December 31, 2000


                                                              Wells Real            Wells                 Total
                                                                Estate            Operating             Partners'
                                                               Fund XII       Partnership, L.P.          Capital
                                                             ------------     -----------------       ------------
Balance, May 10, 2000                                        $          0     $               0       $          0
    Net income                                                    309,190               305,060            614,250
    Partnership contributions                                  16,340,885            14,409,170         30,750,055
    Partnership distributions                                    (407,948)             (401,330)          (809,278)
                                                             ------------     -----------------       ------------
Balance, December 31, 2000                                   $ 16,242,127     $      14,312,900       $ 30,555,027
                                                             ============     =================       ============


                        Fund XII and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (May 10, 2000)
                           Through December 31, 2000


Cash flows from operating activities:
    Net income                                                                                       $     614,250
                                                                                                     -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                        324,732
       Changes in assets and liabilities:
           Accounts receivable                                                                            (130,490)
                                                                                                     -------------
              Total adjustments                                                                            194,242
                                                                                                     -------------
              Net cash provided by operating activities                                                    808,492
                                                                                                     -------------
Cash flows from investing activities:
    Investment in real estate                                                                          (29,520,043)
                                                                                                     -------------
Cash flows from financing activities:
    Distributions to joint venture partners                                                               (601,017)
    Contributions received from partners                                                                29,520,043
                                                                                                     -------------
              Net cash provided by financing activities                                                 28,919,026
                                                                                                     -------------
Net increase in cash and cash equivalents                                                                  207,475
Cash and cash equivalents, beginning of year                                                                     0
                                                                                                     -------------
Cash and cash equivalents, end of year                                                               $     207,475
                                                                                                     =============
Supplemental disclosure of non cash activities:

    Deferred project costs contributed to joint venture                                              $   1,230,012
                                                                                                     =============

6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the year ended December 31, 2000 is recalculated as follows:

                                                                                   2000           1999
                                                                                ----------     ----------
        Financial statement net income                                          $  856,228     $  122,817
        Increase (decrease) in net income resulting from:
            Depreciation expense for financial reporting purposes in
               excess of amounts for income tax purposes                           116,721         27,541
            Rental income accrued for financial reporting purposes in
               excess of amounts for income tax purposes                          (109,459)       (20,250)
                                                                                ----------     ----------
        Income tax basis net income                                             $  863,490     $  130,108
                                                                                ==========     ==========

     The Partnership's income tax basis partners' capital at December 31, 2000 is computed as follows:

                                                                                   2000           1999
                                                                               ------------   ------------
        Financial statement partners' capital                                  $ 21,623,332   $  8,144,461
        Increase (decrease) in partners' capital resulting from:
            Depreciation expense for financial reporting purposes
               in excess of amounts for income tax purposes                         144,262         27,541
            Capitalization of syndication costs for income tax
               purposes, which are accounted for as cost of capital
               for financial reporting purposes                                   3,123,221      1,171,024
            Accumulated rental income accrued for financial
               reporting purposes in excess of amounts for income
               tax purposes                                                        (129,709)       (20,250)
            Partnership's distributions payable                                     376,001        113,084
                                                                               ------------   ------------
        Income tax basis partners' capital                                     $ 25,137,107   $  9,435,860
                                                                               ============   ============

7.   RENTAL INCOME


     The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 2000 is as follows:

            Year ended December 31:
                2001                                $  2,153,470
                2002                                   2,079,811
                2003                                   2,157,459
                2004                                   2,260,824
                2005                                   2,287,491
            Thereafter                                 8,699,159
                                                    ------------
                                                    $ 19,638,214
                                                    ============

     Four tenants contributed 40%, 16%, 13%, and 12% of rental income. In addition, two tenants will contribute 40% and 37% of future minimum rental income.

     The future minimum rental income due Fund XI, XII and REIT under noncancellable operating leases at December 31, 2000 is as follows:

             Year ended December 31:
                 2001                                     $  3,135,340
                 2002                                        2,598,606
                 2003                                        2,946,701
                 2004                                        3,445,193
                 2005                                        3,495,155
             Thereafter                                      6,169,579
                                                          ------------
                                                          $ 21,790,574
                                                          ============

     Four tenants contributed approximately 30%, 24%, 23%, and 15% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 28%, 27%, 26%, and 19% of future minimum rental income.


     The future minimum rental income due Fund XII and REIT under noncancellable operating leases at December 31, 2000 is as follows:

             Year ended December 31:
                 2001                                     $  2,888,084
                 2002                                        2,920,446
                 2003                                        2,952,809
                 2004                                        2,985,172
                 2005                                        3,017,534
             Thereafter                                     13,650,288
                                                          ------------
                                                          $ 28,414,333
                                                          ============

     One tenant contributed approximately 86% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 49% and 45% of future minimum rental income.



8.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                            2000 Quarters Ended
                                                            --------------------------------------------------------------
                                                              March 31       June 30       September 30      December 31
                                                            ------------   -----------   ----------------  ---------------
     Revenues                                               $    134,213   $   214,333   $        278,564  $       302,758
     Net income                                                  108,854       192,717            266,737          287,920
     Net income allocated to cash preferred
        limited partners                                         155,965       292,043            349,597          411,833
     Net loss allocated to tax preferred
        limited partners                                         (47,111)      (99,326)           (83,360)        (123,413)
     Net income per weighted average cash
         preferred limited partner unit
         outstanding (a)                                    $       0.11   $      0.21   $           0.26  $          0.30
     Net loss per weighted average tax preferred
         limited partner unit outstanding (a)                      (0.12)        (0.26)             (0.22)           (0.32)
     Cash distribution per weighted average cash
         preferred limited partner unit
         outstanding                                                0.16          0.21               0.21             0.19

                 (a) The totals of the four quarterly amounts for the year ended
                     December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.


                                                                                 1999 Quarters Ended
                                                            --------------------------------------------------------------
                                                              March 31       June 30       September 30      December 31
                                                            ------------   -----------   ----------------  ---------------
     Revenues                                               $          0   $         0   $         61,667  $        98,712
     Net (loss) income                                                 0        (2,615)            45,786           79,646
     Net loss allocated to general partners                            0           (26)              (231)            (243)
     Net income allocated to cash preferred limited
         partners                                                      0             0             68,910          126,334
     Net loss allocated to tax preferred limited
         partners                                                      0        (2,589)           (22,893)         (46,445)
     Net income per weighted average cash preferred
         limited partner unit outstanding (a)               $       0.00   $      0.00   $           0.28  $          0.20
     Net loss per weighted average tax preferred
         limited partner unit outstanding (a)                       0.00         (0.02)             (0.21)           (0.36)
     Cash distribution per weighted average cash
         preferred limited partner unit outstanding                 0.00          0.00               0.26             0.29

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund XII, L.P. and
Wells Real Estate Investment Trust, Inc.:


We have audited the accompanying balance sheet of THE SIEMENS BUILDING as of December 31, 2000 and the related statements of income, partners' capital, and cash flows for the period from inception (May 10, 2000) to December 31, 2000. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Siemens Building as of December 31, 2000 and the results of its operations and its cash flows for the period from inception (May 10, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 30, 2001

                              THE SIEMENS BUILDING

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                                               ASSETS
REAL ESTATE ASSETS:
    Land                                                                                              $ 2,232,904
    Building and improvements, less accumulated depreciation of $324,732                               12,226,211
                                                                                                      -----------
              Total real estate assets                                                                 14,459,115

CASH AND CASH EQUIVALENTS                                                                                 207,475

ACCOUNTS RECEIVABLE                                                                                       130,490
                                                                                                      -----------
              Total assets                                                                            $14,797,080
                                                                                                      ===========

                                    LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Distributions payable to partners                                                                 $   208,261
                                                                                                      -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund XII, L.P.                                                                    7,294,409
    Wells Real Estate Investment Trust, Inc.                                                            7,294,410
                                                                                                      -----------
              Total partners' capital                                                                  14,588,819
                                                                                                      -----------
              Total liabilities and partners' capital                                                 $14,797,080
                                                                                                      ===========

      The accompanying notes are an integral part of this balance sheet.

                             THE SIEMENS BUILDING

                              STATEMENT OF INCOME

                 FOR THE PERIOD FROM INCEPTION (MAY 10, 2000)

                             TO DECEMBER 31, 2000

REVENUES:
    Rental income                                                                                         $974,796
    Interest income                                                                                          1,715
                                                                                                          --------
                                                                                                           976,511
                                                                                                          --------
EXPENSES:
    Depreciation                                                                                           324,732
    Operating costs, net of reimbursements                                                                   4,773
    Management and leasing fees                                                                             32,756
    Legal and accounting                                                                                         0
                                                                                                          --------
                                                                                                           362,261
                                                                                                          --------
NET INCOME                                                                                                $614,250
                                                                                                          ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XII, L.P.                                                  $307,125
                                                                                                          ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT TRUST, INC.                                          $307,125
                                                                                                          ========

        The accompanying notes are an integral part of this statement.

                             THE SIEMENS BUILDING

                        STATEMENT OF PARTNERS' CAPITAL

                 FOR THE PERIOD FROM INCEPTION (MAY 10, 2000)

                             TO DECEMBER 31, 2000

                                                                                   Wells Real
                                                                 Wells Real          Estate              Total
                                                                   Estate          Investment          Partners'
                                                               Fund XII, L.P.      Trust, Inc.          Capital
                                                               --------------       ----------        -----------
BALANCE, at inception (May 10, 2000)                             $        0         $        0        $         0

    Contributions                                                 7,391,923          7,391,924         14,783,847
    Net income                                                      307,125            307,125            614,250
    Distributions                                                  (404,639)          (404,639)          (809,278)
                                                                 ----------         ----------        -----------
BALANCE, December 31, 2000                                       $7,294,409         $7,294,410        $14,588,819
                                                                 ==========         ==========        ===========

        The accompanying notes are an integral part of this statement.

                             THE SIEMENS BUILDING

                            STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FROM INCEPTION (MAY 10, 2000)

                             TO DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                      $     614,250
                                                                                                    -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                       324,732
       Changes in assets and liabilities:
           Accounts receivable                                                                           (130,490)
                                                                                                    -------------
              Total adjustments                                                                           194,242
                                                                                                    -------------
              Net cash provided by operating activities                                                   808,492

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate assets                                                                  (14,192,489)
                                                                                                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from partners                                                                        14,192,489
    Distributions paid to partners                                                                       (601,017)
                                                                                                    -------------
              Net cash provided by financing activities                                                13,591,472
                                                                                                    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 207,475

CASH AND CASH EQUIVALENTS, beginning of period                                                                  0
                                                                                                    -------------
CASH AND CASH EQUIVALENTS, end of period                                                            $     207,475
                                                                                                    =============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Deferred project costs applied to real estate assets                                            $     591,358
                                                                                                    =============

        The accompanying notes are an integral part of this statement.

                              THE SIEMENS BUILDING

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Siemens Building ("Siemens") is a three-story office building located in Troy, Michigan. The building is owned by Fund XII and REIT Associates, a joint venture between Wells Real Estate Fund XII, L.P. ("Fund XII") and Wells Real Estate Investment Trust, Inc. ("REIT"). Fund XII and REIT each own 50% of Siemens at December 31, 2000. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Income Taxes

     Siemens is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Siemens as of December 31, 2000.

     Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Siemens is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, Siemens considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.   RENTAL INCOME

     The future minimum rental income due to Siemens under noncancelable operating leases at December 31, 2000 is as follows:

            Year ending December 31:
                2001                                        $  1,339,584
                2002                                           1,371,946
                2003                                           1,404,309
                2004                                           1,436,672
                2005                                           1,469,034
            Thereafter                                         7,133,788
                                                            ------------
                                                            $ 14,199,333
                                                            ============

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above.

3.   RELATED-PARTY TRANSACTIONS

     Fund XII and REIT Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund XII, and REIT Associates. In consideration for supervising the management of Siemens, Fund XII and REIT Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Siemens incurred management and leasing fees of $32,756 for the year ended December 31, 2000, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Siemens and its partners. In the normal course of business, Siemens and its partners may become subject to such litigation or claims.

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

*10(c) Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10(d) Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(e) Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(f) Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(g)      Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit
            10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(h) Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10(i) Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(j) Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(k) Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(l) Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(m) Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(n) First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date,
            Commission File No. 333-66657)

*10(o) Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(p) Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)