Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND XII LP
filed 2001-05-11
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 2001             or
                               ---------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________to________________________

Commission file number                  0-30287
                       ---------------------------------------------------------

                       WELLS REAL ESTATE FUND XII, L.P.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

          Georgia                                58-2438242
-----------------------------               -----------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification no.)

6200 The Corners Parkway, Suite 250,            Norcross, Georgia       30092
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

     Yes   X   No
         -----    -----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                                    Page No.
                                                                                                    --------

PART I.     FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Balance Sheets - March 31, 2001 and December 31, 2000                                       3

            Statement of Income for the Three Months ended March 31, 2001
               and 2000                                                                                 4

            Statement of Partners' Capital for the year ended December 31, 2000
               and the Three Months Ended March 31, 2001                                                5

            Statement of Cash Flows for the Three Months Ended March 31, 2001
               and 2000                                                                                 6

            Condensed Notes to Financial Statements                                                     7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                            9

PART II.    OTHER INFORMATION                                                                          17

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                           March 31,          December 31,
                                                                             2001                2000
                                                                          -----------         -----------
ASSETS:
  Investment in joint venture                                             $21,400,154         $21,567,551
  Cash and cash equivalents                                                 9,412,667             208,319
  Accounts receivable                                                               0              10,718
  Deferred project costs                                                      371,916                  27
  Deferred offering costs                                                      56,864             180,409
  Due from affiliates                                                         491,971             284,360
                                                                          -----------         -----------
               Total assets                                               $31,733,572         $22,251,384
                                                                          ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
  Sales commissions payable                                               $   215,886         $    46,065
  Accounts payable                                                            100,296               1,588
  Due to affiliate                                                            157,905             204,398
  Partnership distributions payable                                           482,918             376,001
                                                                          -----------         -----------
               Total liabilities                                              957,005             628,052
                                                                          -----------         -----------

Partners' capital:
  Limited partners:
    Cash Preferred 2,706,060 Units outstanding
      at March 31, 2001 and 1,881,142 as of
      December 31, 2000                                                    23,870,009          16,589,551
    Tax Preferred 855,059 Units outstanding
      at March 31, 2001 and 617,434 as of
      December 31, 2000                                                     6,906,558           5,033,781
                                                                          -----------         -----------
        Total partners' capital                                            30,776,567          21,623,332
                                                                          -----------         -----------
        Total liabilities and partners' capital                           $31,733,572         $22,251,384
                                                                          ===========         ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                                                  Three Months Ended
                                                                             ------------------------------
                                                                               March 31,         March 31,
                                                                                 2001              2000
                                                                             ------------       -----------
REVENUES:
    Equity in income of joint ventures                                       $ 324,574            $ 87,137
    Interest income                                                             35,568              47,076
                                                                             ---------            --------
                                                                               360,142             134,213
                                                                             ---------            --------

EXPENSES:
    Partnership administration                                                  11,436              10,289
    Legal and accounting                                                         8,650              12,000
    Computer costs                                                               1,200               3,070
                                                                             ---------            --------
                                                                                21,286              25,359
                                                                             ---------            --------
NET INCOME                                                                   $ 338,856            $108,854
                                                                             =========            ========

NET INCOME ALLOCATED TO CASH PREFERRED
  LIMITED PARTNERS                                                           $ 545,893            $155,965
                                                                             =========            ========

NET LOSS ALLOCATED TO TAX PREFERRED
  LIMITED PARTNERS                                                           $(207,037)           $(47,111)
                                                                             =========            ========

NET INCOME PER WEIGHTED AVERAGE CASH
  PREFERRED LIMITED PARTNER UNIT                                             $    0.24            $   0.18
                                                                             =========            ========

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED
  LIMITED PARTNER UNIT                                                       $   (0.27)           $  (0.21)
                                                                             =========            ========

CASH DISTRIBUTION PER CASH PREFERRED
  LIMITED PARTNER UNIT                                                       $    0.22            $   0.16
                                                                             =========            ========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                    Limited Partners
                                                 -------------------------------------------------------
                                                      Cash Preferred                Tax Preferred                         Total
                                                 --------------------------     ------------------------    General     Partners'
                                     Original      Units          Amounts        Units          Amounts     Partners     Capital
                                    ----------   ----------     -----------     --------      ----------    ---------  -----------
BALANCE at December 31, 1999        $        0      752,426     $ 6,602,953      184,393      $1,541,508    $       0  $ 8,144,461

  Net income (loss)                          0            0       1,209,438                     (353,210)           0      856,228
  Partnership distributions                  0            0      (1,042,735)           0               0            0   (1,042,735)
  Limited partner contributions              0    1,112,517      11,125,166      449,240       4,492,409            0   15,617,575
  Sales commissions and discounts            0            0      (1,096,641)           0        (387,029)           0   (1,483,670)
  Other offering expenses                    0            0        (334,055)           0        (134,472)           0     (468,527)
  Tax preferred conversions                  0       16,199         125,425      (16,199)       (125,425)           0            0
                                    ----------   ----------     -----------     --------      ----------    ---------  -----------

BALANCE at December 31, 2000                 0    1,881,142      16,589,551      617,434       5,033,781            0   21,623,332

  Net income (loss)                          0            0         545,893            0        (207,037)           0      338,856
  Partnership distributions                  0            0        (482,872)           0               0            0     (482,872)
  Limited partner contributions              0      823,918       8,239,182      238,625       2,386,248            0   10,625,430
  Sales commissions and discounts            0            0        (782,722)           0        (226,694)           0   (1,009,416)
  Other offering expenses                    0            0        (247,176)           0         (71,587)           0     (318,763)
  Tax preferred conversions                  0        1,000           8,153       (1,000)         (8,153)           0            0
                                    ----------   ----------     -----------     --------      ----------    ---------  -----------
BALANCE at March 31, 2001           $        0    2,706,060     $23,870,009      855,059      $6,906,558    $       0  $30,776,567
                                    ==========   ==========     ===========     ========      ==========    =========  ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                                  Three Months Ended
                                                                           -------------------------------
                                                                             March 31,           March 31,
                                                                               2001                2000
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $   338,856          $   108,854
 Adjustments to reconcile net income to net cash
        provided by operating activities:
        Equity in income of joint venture                                    (324,574)             (87,137)
 Changes in assets and liabilities:
        Increase in due to affiliates                                          77,052               12,062
        Decrease in accounts receivable                                        10,718                    0
        Increase in accounts payable                                           98,708                    0
                                                                          -----------          -----------
 Net cash provided by operating activities                                    200,560               33,779
                                                                          -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                       0             (400,000)
 Deferred project costs                                                      (371,889)            (102,361)
 Distribution received from joint ventures                                    284,360               16,258
                                                                          -----------          -----------
 Net cash used in investing activities                                        (87,529)            (386,103)
                                                                          -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Limited partners' contributions                                           10,625,430            2,924,591
 Sales commissions                                                           (839,595)            (273,285)
 Offering costs                                                              (318,763)             (87,738)
 Distribution to partners                                                    (375,955)            (113,083)
                                                                          -----------          -----------
        Net cash provided by financing activities                           9,091,117            2,450,485
                                                                          -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   9,204,348            2,098,161

CASH AND CASH EQUIVALENTS, beginning of year                                  208,319            2,584,734
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                    9,412,667            4,682,895
                                                                          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
        Write off of deferred offering costs due to affiliate             $   123,541          $         0
                                                                          ===========          ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  General

     Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have their units treated as cash preferred units or tax preferred units. Thereafter, limited partners shall have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. The offering was terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units held by a total of 1227 and 106 Limited Partners, respectively, for total Limited Partner capital contributions of $35,611,192. After payment of $1,246,392 in Acquisition and Advisory Fees and Acquisition Expenses, the payment of $4,451,399 in selling commissions and organization and offering expenses, the investment of $5,300,000 in the Fund XI-XII-REIT Joint Venture and the investment of $15,687,245 in the Fund XII-REIT Joint Venture, as of March 31, 2001, the Partnership was holding net offering proceeds of $8,926,156 available for investment in properties.

     The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund XI-XII-REIT Associates, (the "Fund XI-XII-REIT Joint Venture"), a joint venture among the Partnership, Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner, and (ii) the Fund XII-REIT Joint Venture, a joint venture among the Partnership and Wells OP (the "Fund XII-REIT Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL Cartex Building), which is owned by the Fund XI-XII-REIT Joint Venture, (ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), (iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by the Fund XI-XII-REIT Joint Venture, (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the Gartner Building), which is owned by the Fund XI-XII-REIT Joint Venture, (v) a three-story office building located in Troy, Oakland County, Michigan, (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture, and (vi) a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma (the "AT&T Oklahoma Buildings"), which are owned by the Fund XII-REIT Joint Venture.

     (b)  Basis of Presentation

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

     For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURES

     Through its investment in joint ventures, the Partnership owns interests in six properties, of which five are office building properties and one is a manufacturing and office building facility. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures is recorded using the equity method. For further information on the Partner's investments in joint ventures, refer to the Partnership's Form 10-K for the year ended December 31, 2000, and the footnotes to the financial statements contained therein.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


1.   RESULTS OF OPERATIONS

     As of March 31, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership increased to $360,142 from $134,213 for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily attributable to an increase in equity in income of joint ventures as a result of the Partnership investing in two additional properties. This increase was partially offset by decreased interest income earned on funds as a result of investing funds in additional properties during the last quarter of 2000. Expenses of the Partnership were $21,286 for the three months ended March 31, 2001, as compared to $25,359 for the same period in 2000. The decrease was due to an overall decrease in legal and accounting fees and computer costs.

     Net income per weighted average unit for Cash Preferred Limited Partners was $0.24 for the three months ended March 31, 2001 as compared to $0.18 for the three months ended March 31, 2000. Net loss per weighted average unit for Tax Preferred Partners was $0.27 for the three months ended March 31, 2001 and $0.21 for the same period in 2000. The Partnership's distributions from Net Cash from Operations accrued to Cash Preferred Limited Partners for the first quarter of 2001 and 2000 was $0.22 and $0.16 per weighted average unit, respectively.

     The partnership's net cash provided by operating activities of $200,560 in 2001 and $33,779 in 2000 is primarily due to equity in income of joint ventures and interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities decreased to $587,529 in 2001, down from $386,103 in 2000. This was the result of decreased investment in joint ventures. The net cash provided by financing activities of $59,091,117 in 2001 compared to $2,450,485 in 2000 was as a result of selling 1,062,543 limited partner units during the first quarter of 2001 as compared to selling 292,458 limited partner units during the first quarter of 2000.

     The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures from Limited Partners' capital contributions. As of March 31, 2001, the Partnership was holding $8,926,156 of net offering proceeds from Limited Partner capital contributions for investments in additional properties. Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following operational properties:

              EYBL CarTex Building/Fund XI-XII-REIT Joint Venture

                                                                Three Months Ended
                                                          ------------------------------
                                                           March 31,          March 31,
                                                             2001               2000
                                                          ----------          ----------
Revenues:
       Rental income                                      $  140,089           $ 140,089
       Investment income                                       8,659                   0
                                                          ----------           ---------
                                                             148,748             140,089
                                                          ----------           ---------

Expenses:
       Depreciation                                           49,901              49,901
       Management & leasing expenses                           5,721               5,721
       Operating costs, net of reimbursements                 12,951               9,840
                                                          ----------           ---------
                                                              68,573              65,462
                                                          ----------           ---------
Net income                                                $   80,175           $  74,627
                                                          ==========           =========

Occupied percentage                                              100%                100%
                                                          ==========           =========

Partnership ownership %                                         17.1%               17.1%
                                                          ==========           =========

Cash distributed to the Partnership                       $   18,247           $  17,139
                                                          ==========           =========

Net income allocated to the Partnership                   $   13,701           $  12,754
                                                          ==========           =========

Total revenues increased due to interest income earned from a new investment vehicle used in 2001. Operating expenses increased in 2001 resulting from a charge for a property condition report not incurred in 2000. Cash distributions increased due to the increase in net income.

              The Sprint Building / Fund X-XII-REIT Joint Venture

                                                                                  Three Months Ended
                                                                          ---------------------------------
                                                                            March 31,           March 31,
                                                                              2001                2000
                                                                          -------------       -------------
Revenues:
       Rental income                                                        $265,997            $265,997
                                                                          -------------       -------------
Expenses:
       Depreciation                                                           81,779              81,779
       Management & leasing expenses                                          11,239              11,239
       Operating costs, net of reimbursements                                  2,351               6,324
                                                                          -------------       -------------
                                                                              95,369              99,342
                                                                          -------------       -------------
Net income                                                                  $170,628            $166,655
                                                                          =============       =============

Occupied percentage                                                              100%                100%
                                                                          =============       =============

Partnership ownership %                                                         17.1%               17.1%
                                                                          =============       =============

Cash distributed to the Partnership                                         $ 40,359            $ 39,680
                                                                          =============       =============

Net income allocated to the Partnership                                     $ 29,159            $ 28,480
                                                                          =============       =============

Net income increased during the three months ended March 31, 2001 compared to March 31, 2000, due to an offsetting reimbursement for expenses paid on behalf of a related entity.

           Johnson Matthey Building / Fund XI-XII-REIT Joint Venture

                                                                                  Three Months Ended
                                                                         -----------------------------------
                                                                           March 31,             March 31,
                                                                             2001                  2000
                                                                         -------------         -------------
Revenues:
       Rental income                                                       $214,474              $214,474
                                                                         -------------         -------------
Expenses:
       Depreciation                                                          63,869                63,869
       Management & leasing expenses                                          9,104                 8,885
       Operating costs, net of reimbursements                                 4,777                 4,877
                                                                         -------------         -------------
                                                                             77,750                77,631
                                                                         -------------         -------------
Net income                                                                 $136,724              $136,843
                                                                         =============         =============

Occupied percentage                                                             100%                  100%
                                                                         =============         =============

Partnership ownership %                                                        17.1%                 17.1%
                                                                         =============         =============

Cash distributed to the Partnership                                        $ 32,201              $ 31,388
                                                                         =============         =============

Net income allocated to the Partnership                                    $ 23,365              $ 23,385
                                                                         =============         =============

Rental income, net income, expenses and cash distributions remained stable in 2001, as compared to 2000 due to the stable occupancy.

             The Gartner Building / Fund XI-XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                           ---------------------------------
                                                                             March 31,           March 31,
                                                                               2001                2000
                                                                           -------------       -------------
Revenues:
       Rental income                                                         $212,205            $204,241
                                                                           -------------       -------------
Expenses:
       Depreciation                                                            77,623              77,623
       Management & leasing expense                                            10,103              10,162
       Other operating expenses, net of reimbursements                         (2,271)            (15,311)
                                                                           -------------       -------------
                                                                               85,455              72,474
                                                                           -------------       -------------
Net income                                                                   $126,750            $131,767
                                                                           =============       =============

Occupied percentage                                                               100%                100%
                                                                           =============       =============

Partnership ownership %                                                          17.1%               17.1%
                                                                           =============       =============

Cash distributed to the Partnership                                          $ 33,003            $ 32,554
                                                                           =============       =============

Net income allocated to the Partnership                                      $ 21,660            $ 22,518
                                                                           =============       =============

Net operating expenses increased, however, remained negative during the three months ended March 31, 2001, compared to March 31, 2000, which related to costs incurred during the preceding year due to a decrease in the adjustment recorded for additional reimbursement billings. Tenants are billed an estimated amount for the current year common area maintenance reimbursements which are reconciled the following year and the difference billed or credited to the tenants.

              The Siemens Building / Fund XII-REIT Joint Venture

                                                                               Three Months Ended
                                                                               ------------------
                                                                                   March 31,
                                                                                      2001
                                                                               ------------------
Revenues:
  Rental income                                                                     $364,205
  Interest income                                                                      5,566
                                                                               ------------------
                                                                                     369,771
                                                                               ------------------
Expenses:
  Depreciation                                                                       160,326
  Management & leasing expense                                                        14,979
  Other operating expenses, net of reimbursements                                      7,108
                                                                               ------------------
                                                                                     182,413
                                                                               ------------------
Net income                                                                          $187,358
                                                                               ==================

Occupied percentage                                                                      100%
                                                                               ==================

Partnership ownership %                                                                 53.2%
                                                                               ==================

Cash distributed to the Partnership                                                 $168,141
                                                                               ==================

Net income allocated to the Partnership                                             $ 99,580
                                                                               ==================

Comparable income and expense information is not available, as Siemens Building was purchased in May 2000,

           The AT&T-Oklahoma Building / Fund XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                       March 31,
                                                                                          2001
                                                                                   ------------------
Revenues:
  Rental income                                                                         $423,550
                                                                                   ------------------
Expenses:
  Depreciation                                                                           140,267
  Management & leasing expense                                                            17,706
  Other operating expenses, net of reimbursements                                          7,615
                                                                                   ------------------
                                                                                         165,588
                                                                                   ------------------
Net income                                                                              $257,962
                                                                                   ==================

Occupied percentage                                                                          100%
                                                                                   ==================

Partnership ownership percentage                                                            53.2%
                                                                                   ==================

Cash distributed to the Partnership                                                     $200,000
                                                                                   ==================

Net income allocated to the Partnership                                                 $137,109
                                                                                   ==================

Comparable income and expense information is not available, as the AT&T-Oklahoma Buildings were purchased in December 2000,

                          PART II - OTHER INFORMATION


ITEM 6 (b.) On February 9, 2001, the Registrant filed a Form 8-K/A dated December 28, 2000, providing required financial statements relating to the acquisition by the Registrant of an interest in the AT&T Call Center Buildings located in Oklahoma City, Oklahoma.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND XII, L.P.
                           (Registrant)
Dated: May 11, 2001  By:   /s/ Leo F. Wells, III
                           ------------------------------------
                           Leo F. Wells, III, as Individual
                           General Partner and as President,
                           and Chief Financial Officer of
                           Wells Capital, Inc., the General
                           Partner of Wells Partners, L.P.