Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND XII LP
filed 2001-08-10
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 2001                or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission file number                              0-30287
                      ----------------------------------------------------------

                       WELLS REAL ESTATE FUND XII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                            58-2438242
--------------------------------------------------------    --------------------
     (State of other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 6200 The Corners Parkway, Suite 250  Norcross, Georgia            30092
--------------------------------------------------------    --------------------
            (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                   -----------------------------

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND XII, L.P.

                                     INDEX


                                                                                                        Page No.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 2001 and December 31, 2000                                                3

         Statement of Income for the Three and Six Months ended June 30, 2001 and 2000                       4

         Statement of Partners' Capital for the year ended December 31, 2000 and
           the Six Months Ended June 30, 2001                                                                5

         Statement of Cash Flows for the Six Months Ended June 30, 2001 and 2000                             6

         Condensed Notes to Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                    11

PART II. OTHER INFORMATION                                                                                  13


                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS




                                                                      June 30,                December 31,
                                                                        2001                     2000
                                                                     -----------              ------------
ASSETS:
 Investment in joint ventures (Note 2)                               $30,486,995              $21,567,551
 Cash and cash equivalents                                                43,644                  208,319
 Accounts receivable                                                      25,096                   10,718
 Deferred project costs                                                        0                       27
 Deferred offering costs                                                       0                  180,409
 Due from affiliates                                                     573,733                  284,360
                                                                     -----------              -----------
       Total assets                                                  $31,129,468              $22,251,384
                                                                     ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
   Sales commissions payable                                         $         0              $    46,065
   Accounts payable                                                            0                    1,588
   Due to affiliates                                                           0                  204,398
   Partnership distribution payable                                      600,678                  376,001
                                                                     -----------              -----------
       Total liabilities                                                 600,678                  628,052
                                                                     -----------              -----------
Partners' capital:
 Limited partners:
  Cash Preferred 2,708,060 Units outstanding
   at June 30, 2001 and 1,881,142 as of
   December 31, 2000                                                  23,894,917               16,589,551
  Tax Preferred 853,059 Units outstanding
   at June 30, 2001 and 617,434 as of
   December 31, 2000                                                   6,633,873                5,033,781
                                                                     -----------              -----------
       Total partners' capital                                        30,528,790               21,623,332
                                                                     -----------              -----------
       Total liabilities and partners' capital                       $31,129,468              $22,251,384
                                                                     ===========              ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                      Three Months Ended                      Six Months Ended
                                              ----------------------------------     ---------------------------------
                                              June 30, 2001        June 30, 2000     June 30, 2001       June 30, 2000
                                              -------------        -------------     -------------       -------------
Revenues:
 Equity in income of joint ventures
   (Note 2)                                     $ 362,492             $162,871         $  687,065          $ 250,008
 Interest income                                   46,607               51,462             82,175             98,538
                                                ---------             --------         ----------          ---------
                                                  409,099              214,333            769,240            348,546
                                                ---------             --------         ----------          ---------
Expenses:
 Partnership administration                        22,187               15,381             33,623             25,670
 Legal and accounting                               4,157                3,200             12,807             15,200
 Computer costs                                     4,295                3,035              5,495              6,105
                                                ---------             --------         ----------          ---------
                                                   30,639               21,616             51,925             46,975
                                                ---------             --------         ----------          ---------
 Net income                                     $ 378,460             $192,717         $  717,315          $ 301,571
                                                =========             ========         ==========          =========
Net income allocated to Cash
 Preferred Limited Partners                     $ 634,064             $292,043         $1,179,956          $ 448,008
                                                =========             ========         ==========          =========
Net loss allocated to Tax Preferred
 Limited Partners                               $(255,604)            $(99,326)        $ (462,641)         $(146,437)
                                                =========             ========         ==========          =========
Net income per weighted average
 Cash Preferred Limited Partner Unit            $    0.27             $   0.28         $     0.50          $    0.43
                                                =========             ========         ==========          =========

Net loss per weighted average Tax
 Preferred Limited Partner Unit                 $   (0.33)            $  (0.36)        $     (.60)         $    (.53)
                                                =========             ========         ==========          =========

Cash distribution per weighted
 average Cash Preferred
 Limited Partner Unit                           $    0.26             $   0.21         $     0.47          $    0.35
                                                =========             ========         ==========          =========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND

                    FOR THE SIX MONTHS ENDED JUNE 30, 2001




                                                              Limited Partners
                                               Cash Preferred                  Tax Preferred                Total
                                           -----------------------        ------------------------        Partners'
                                            Units        Amounts           Units          Amounts          Capital
                                           -------     -----------        ------        ----------       -----------
BALANCE at December 31, 1999               752,426     $ 6,602,953        184,393       $1,541,508       $ 8,144,461

 Net income (loss)                               0       1,209,438                        (353,210)          856,228
 Partnership distributions                       0      (1,042,735)             0                0        (1,042,735)
 Limited partner contributions           1,112,517      11,125,166        449,240        4,492,409        15,617,575
 Sales commissions and discounts                 0      (1,096,641)             0         (387,029)       (1,483,670)
 Other offering expenses                         0        (334,055)             0         (134,472)         (468,527)
 Tax preferred conversions                  16,199         125,425        (16,199)        (125,425)                0
                                         ---------     -----------        -------       ----------       -----------
BALANCE at December 31, 2000             1,881,142      16,589,551        617,434        5,033,781        21,623,332

 Net income (loss)                               0       1,179,956              0         (462,641)          717,315
 Partnership distributions                       0      (1,109,108)             0                0        (1,109,108)
 Limited partner contributions             823,918       8,239,182        238,625        2,386,248        10,625,430
 Sales commissions and discounts                 0        (782,722)             0         (226,694)       (1,009,416)
 Other offering expenses                         0        (247,176)             0          (71,587)         (318,763)
 Tax preferred conversions                   3,000          25,234         (3,000)         (25,234)                0
                                         ---------     -----------        -------       ----------       -----------
BALANCE at June 30, 2001                 2,708,060     $23,894,917        853,059       $6,633,873       $30,528,790
                                         =========     ===========        =======       ==========       ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS



                                                                                    Six Months Ended
                                                                          -----------------------------------
                                                                          June 30, 2001         June 30, 2000
                                                                          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   717,315           $   301,571
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Equity in income of joint venture                                      (687,065)             (250,008)
      Changes in assets and liabilities:
        Decrease in due to affiliates                                         (23,989)               (3,283)
        Decrease in accounts payable                                           (1,588)                    0
        Increase in accounts receivable                                       (14,378)               (2,242)
                                                                          -----------           -----------
    Net cash (used in) provided by operating activities                        (9,705)               46,038
                                                                          -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                             (8,926,156)           (6,782,935)
  Deferred project costs                                                     (371,900)             (261,542)
  Distribution received from joint ventures                                   776,331               237,021
                                                                          -----------           -----------
    Net cash used in investing activities                                  (8,521,725)           (6,807,456)
                                                                          -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Limited partners' contributions                                          10,625,430             7,472,625
  Sales commissions                                                        (1,055,481)             (711,881)
  Offering costs                                                             (318,763)             (224,179)
  Distribution to partners                                                   (884,431)             (255,558)
                                                                          -----------           -----------
    Net cash provided by financing activities                               8,366,755             6,281,007
                                                                          -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (164,675)             (480,411)

CASH AND CASH EQUIVALENTS, beginning of year                                  208,319             2,584,734
                                                                          -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                  $    43,644           $ 2,104,323
                                                                          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Write off of deferred offering costs due to affiliate                   $   180,409           $         0
                                                                          ===========           ===========



           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties. The Partnership has two classes of limited partnership units. Upon subscription for units, each Limited Partner must elect whether to have their units treated as cash preferred units or tax preferred units. Thereafter, Limited Partners shall have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations,
   (b) change the business purpose or investment objectives of the Partnership,
   (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

   On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. The offering was terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units held by a total of 1,227 and 106 Limited Partners, respectively, for total Limited Partner capital contributions of $35,611,192. As of June 30, 2001, the Partnership had paid a total of $1,246,392 in Acquisition and Advisory Fees and Acquisition Expenses, $4,451,399 in selling commissions and organization and offering expenses and invested $5,300,000 in the Fund XI-XII-REIT Joint Venture and $24,613,401 in the Fund XII-REIT Joint Venture.

   The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund XI-XII-REIT Associates, (the "Fund XI-XII-REIT Joint Venture"), a joint venture among the Partnership, Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its General Partner, and (ii) the Fund Wells Fund XII-REIT Joint Venture Partnership, a joint venture between the Partnership and Wells OP (the "Fund XII-REIT Joint Venture").

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL Cartex Building), which is owned by the Fund XI-XII-REIT Joint Venture, (ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by the XI-XII-REIT Joint Venture, (iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by the Fund XI-XII-REIT Joint Venture, (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the Gartner Building), which is owned by the Fund XI-XII-REIT Joint Venture, (v) a three-story office building located in Troy, Oakland County, Michigan, (the "Siemens Building"), which is owned by the Fund XII-REIT Joint Venture, (vi) a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma (the "AT&T Oklahoma Buildings"), which are owned by the Fund XII-REIT Joint Venture, and (vii) a three-story office building located in Williamson County, Brentwood, Tennessee, (the "Comdata Building"), which is owned by the Fund XII-REIT Joint Venture.

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


2. INVESTMENT IN JOINT VENTURE

   Through its investments in joint ventures the Partnership owns interests in seven properties, six of which are office buildings and one is a manufacturing and office building facility. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, refer to the Partnership's Form 10-K for the year ended December 31, 2000, and the footnotes to the financial statements contained therein.

   The following describes additional information about the properties in which the Partnership owns an interest as of June 30, 2001.

   The Comdata Building

   On May 15, 2001, the Wells Fund XII-REIT Joint Venture Partnership ("Fund XII-REIT Joint Venture"), a joint venture between the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), the operating partnership for Wells Real Estate Investment Trust, Inc. ("Wells REIT"), acquired a three-story office building containing approximately 201,237 rentable square feet on a 12.3-acre tract of land located at 5301 Maryland Way, Williamson County, Brentwood, Tennessee (the "Comdata Building"). The Fund XII-REIT Joint Venture purchased the Comdata Building from the Northwestern Mutual Life Insurance Company ("Northwestern") pursuant to that certain Agreement for the Purchase and Sale of Property between Northwestern and Wells Capital, Inc. ("Wells Capital"), an affiliate of the Partnership. Wells Capital, the original purchaser under the agreement, assigned its rights under the agreement to the Fund XII-REIT Joint Venture at closing. The Fund XII-REIT Joint Venture paid a purchase price of $24,950,000 for the Comdata Building and incurred additional acquisition expenses in connection with the purchase of the Comdata Building, including attorneys' fees, recording fees and other closing costs, of approximately $52,019.

   The entire 201,237 rentable square feet of the three-story office building is currently under a triple-net lease agreement with Comdata, a wholly owned subsidiary of Ceridian Corporation, a guarantor of the lease. The landlord's interest in the Comdata lease was assigned to the Fund XII-REIT Joint Venture at the closing. The Comdata lease commenced on April 1, 1997, and the current term expires on May 31, 2016. Comdata has the right to extend the Comdata lease for one additional five-year period of time at a rate equal to the greater of the base rent of the final year of the initial term or 90% of the then-current fair market rental rate.

   The base rent payable for the current term of the Comdata lease is as follows:


             Lease years(1)                    Annual Rent                  Annual Rent Per Square Foot
    ---------------------------------------------------------------------------------------------------------
    Year 1                                     $2,398,672                              $11.92
    ---------------------------------------------------------------------------------------------------------
    Years 2-6                                  $2,458,638                              $12.22
    ---------------------------------------------------------------------------------------------------------
    Years 7-11                                 $2,528,605                              $12.52
    ---------------------------------------------------------------------------------------------------------
    Years 12-15                                $2,578,572                              $12.81
    ---------------------------------------------------------------------------------------------------------

   (1) Beginning in 2001.

   Under the Comdata lease, Comdata is required to pay all operating expenses including but not limited to gas, water and electricity costs, garbage and waste disposal, telephone, janitorial service, security, insurance premiums, all taxes, assessments and other governmental levies and such other operating expenses with respect to Comdata Building. The Fund XII-REIT Joint Venture, as landlord, will be responsible for the repair and maintenance of the roof and structural systems of the Comdata Building.

   For additional information regarding the Comdata Building, refer to Partnership's Form 8-K dated May 15, 2001, which was filed with the Commission on May 29, 2001 (Commission File No. 0-30287).

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                Partnership's Share of
                                       Total Revenues                  Net Income                     Net Income
                                 -------------------------     -------------------------       -----------------------
                                     Three Months Ended            Three Months Ended            Three Months Ended
                                 -------------------------     -------------------------       -----------------------
                                   June 30,       June 30,       June 30,       June 30,       June 30,       June 30,
                                     2001           2000           2001           2000           2001           2000
                                 ----------     ----------     ----------     ----------       --------       --------
Fund XI-XII-REIT
  Joint Venture                  $  847,767     $  837,127     $  499,960     $  514,974       $ 85,440       $ 88,006
Fund XII-REIT Joint
  Venture                         1,102,873        222,575        587,864        149,731        277,052         74,865
                                 ----------     ----------     ----------     ----------       --------       --------
                                 $1,950,640     $1,059,702     $1,087,824     $  664,705       $362,492       $162,871
                                 ==========     ==========     ==========     ==========       ========       ========


                                                                                                Partnership's Share of
                                       Total Revenues                  Net Income                     Net Income
                                 -------------------------     -------------------------       -----------------------
                                      Six Months Ended              Six Months Ended               Six Months Ended
                                 -------------------------     -------------------------       -----------------------
                                   June 30,       June 30,       June 30,       June 30,       June 30,       June 30,
                                     2001           2000           2001           2000           2001           2000
                                 ----------     ----------     ----------     ----------       --------       --------
Fund XI-XII-REIT
  Joint Venture                  $1,689,191     $1,661,927     $1,014,237     $1,024,867       $173,326       $175,143
Fund XII-REIT
  Joint Venture                   1,896,195        222,575      1,033,184        149,731        513,739         74,865
                                 ----------     ----------     ----------     ----------       --------       --------
                                 $3,585,386     $1,884,502     $2,047,421     $1,174,598       $687,065       $250,008
                                 ==========     ==========     ==========     ==========       ========       ========

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the quarters ended June 30, 2001 and June 30, 2000, respectively. Audited financial statements of this property is included in the Partnership's Form 10-K filed for the year ended December 31, 2000.

                                                                                                Partnership's Share of
                                       Total Revenues                  Net Income                     Net Income
                                 -------------------------     -------------------------       -----------------------
                                     Three Months Ended            Three Months Ended            Three Months Ended
                                 -------------------------     -------------------------       -----------------------
                                   June 30,       June 30,       June 30,       June 30,       June 30,       June 30,
                                     2001           2000           2001           2000           2001           2000
                                 ----------     ----------     ----------     ----------       --------       --------
The Siemens Building              $373,953       $222,575       $179,120       $149,131        $ 86,066       $74,865
                                  ========       ========       ========       ========        ========       =======


                                                                                                Partnership's Share of
                                       Total Revenues                  Net Income                     Net Income
                                 -------------------------     -------------------------       -----------------------
                                      Six Months Ended              Six Months Ended               Six Months Ended
                                 -------------------------     -------------------------       -----------------------
                                   June 30,       June 30,       June 30,       June 30,       June 30,       June 30,
                                     2001           2000           2001           2000           2001           2000
                                 ----------     ----------     ----------     ----------       --------       --------
The Siemens Building              $743,724       $222,575       $366,477       $149,731        $185,646       $74,865
                                  ========       ========       ========       ========        ========       =======


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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


1. RESULTS OF OPERATIONS

   As of June 30, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership increased to $769,240 from $348,546 for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to an increase in equity of joint ventures as a result of the Partnership investing in two additional properties, the AT&T Call Center Buildings purchased on December 28, 2000, and the Comdata Building purchased on May 15, 2001. This increase was partially offset by decreased interest income earned on funds as a result of investing funds in additional properties in the second quarter of 2001. Expenses of the Partnership were $51,925 for the six months ended June 30, 2001, as compared to $46,975 for the same period in 2000. The increase was due to increase in partnership administration expenses related to the acquisitions aforementioned.

   Net income per weighted average unit for Cash Preferred Limited Partners was $0.50 for the six month period ended June 30, 2001, as compared to $0.43 for the six months ended June 30, 2000. Net loss per weighted average unit for Tax Preferred Partners was $0.60 for the six months ended June 30, 2001, and $0.53 for the same period in 2000. The Partnership's distributions from Net Cash from operations accrued to Cash Preferred Limited Partners for the second quarter of 2001 and 2000 was $0.26 and $0.21 per weighted average unit, respectively.

   The Partnership's net cash used in operating activities was $9,705 compared to net cash provided by operating activities of $46,038 for 2000, due to current year payments of prior year accruals. Net cash used in investing activities increased to $8,521,725 in 2001 up from $6,807,456 in 2000. This was the result of increased investment in joint ventures to fund investments in additional properties. Net cash provided by financing activities of $8,366,755 in 2001 compared to $6,281,007 in 2000 was a result of partner contributions and related expenditures from selling 1,062,543 limited partner units during the first six months of 2001 compared to selling 747,262 limited partner units during the first six months of 2000.

   Since the Siemens Building was purchased in May 2000, comparative income figures for the prior year's period covered only two months. Accordingly, the prior year's period is not comparable to the six month period ended June 30, 2001.

   The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners.

                          PART II - OTHER INFORMATION

ITEM 6 (b.) On May 29, 2001, the Registrant filed a Form 8-K dated May 15, 2001, describing the acquisition by the Registrant of an interest in the Comdata Building located in Williamson County, Brentwood, Tennessee.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WELLS REAL ESTATE FUND XII, L.P.
                              (Registrant)
Dated: August 10, 2001 By:    /s/ Leo F. Wells, III
                              -----------------------------------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President and
                              Chief Financial Officer of Wells Capital, Inc.,
                              the General Partner of Wells Partners, L.P.