Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND XII LP
filed 2001-11-14
CIK 1072805

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           September 30, 2001
                              ----------------------------------------------- or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________________  to ___________________

Commission file number              0-30287
                      ----------------------------------------------------------

                       WELLS REAL ESTATE FUND XII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Georgia                                                               58-2438242
-------------------------------------------------------------                -----------------------------------
(State of other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

 6200 The Corners Parkway, Suite 250  Norcross, Georgia                                      30092
-------------------------------------------------------------                 ----------------------------------
        (Address of principal executive offices)                                           (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                  ------------------------------

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

     Yes  X  No ___
         ---

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                                     Page No.
                                                                                                    --------


PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Balance Sheets - September 30, 2001 and December 31, 2000                                           3

             Statements of Income for the Three and Nine Months Ended September 30, 2001
                and 2000                                                                                         4

             Statements of Partners' Capital for the Year Ended December 31, 2000 and
                Nine Months Ended September 30, 2001                                                             5

             Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000                      6

             Condensed Notes to Financial Statements                                                             7

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                   10

PART II.     OTHER INFORMATION                                                                                  12

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                                                          September 30,           December 31,
                                                              2001                   2000
                                                          --------------          -------------
ASSETS:
     Investment in joint ventures (Note 2)                $   30,256,025          $  21,567,551
     Cash and cash equivalents                                    11,961                208,319
     Accounts receivable                                           4,928                 10,718
     Deferred project costs                                            0                     27
     Deferred offering costs                                           0                180,409
     Due from affiliates                                         686,744                284,360
                                                          --------------          -------------
          Total assets                                    $   30,959,658          $  22,251,384
                                                          ==============          =============

LIABILITIES AND PARTNERS' CAPITAL:
     Liabilities:
        Sales commissions payable                         $            0          $      46,065
        Accounts payable                                               0                  1,588
        Due to affiliates                                              0                204,398
        Partnership distribution payable                         643,301                376,001
                                                          --------------          -------------
          Total liabilities                                      643,301                628,052
                                                          --------------          -------------

Partners' capital:
     Limited partners:
        Cash Preferred - 2,778,607 and 1,881,142 units
          outstanding as of September 30, 2001 and
          December 31, 2000, respectively                     24,569,838             16,589,551

        Tax Preferred - 782,512 and 617,434 units
          outstanding as of September 30, 2001 and
          December 31, 2000, respectively                      5,746,519              5,033,781
                                                          --------------          -------------

          Total partners' capital                             30,316,357             21,623,332
                                                          --------------          -------------
          Total liabilities and partners' capital         $   30,959,658          $  22,251,384
                                                          ==============          =============


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                   Three Months Ended                     Nine Months Ended
                                           ---------------------------------      ---------------------------------
                                           September 30,       September 30,      September 30,       September 30,
                                               2001                 2000               2001                2000
                                           -------------       -------------      -------------       -------------
 Revenues:
   Equity in income of joint
         ventures (Note 2)                   $ 455,775            $217,483          $1,142,840           $ 467,491
   Interest income                               1,496              61,081              83,671             159,619
                                           -------------       -------------      -------------       -------------
                                               457,271             278,564           1,226,511             627,110
                                           -------------       -------------      -------------       -------------
Expenses:
   Partnership administration                   15,000               9,670              48,623              35,340
   Legal and accounting                          9,150                 300              21,957              15,500
   Computer costs                                3,002               2,357               8,497               8,462
                                           -------------       -------------      -------------       -------------
                                                27,152              12,327              79,077              59,302
                                           -------------       -------------      -------------       -------------
   Net income                                $ 430,119            $266,237          $1,147,434           $ 567,808
                                           =============       =============      =============       =============

Net income allocated to Cash
   Preferred Limited Partners                $ 706,992            $349,597          $1,886,948           $ 797,605
                                           =============       =============      =============       =============

Net loss allocated to Tax Preferred
   Limited Partners                          $(276,873)           $(83,360)         $ (739,514)          $(229,797)
                                           =============       =============      =============       =============
 Net income per weighted average
   Cash Preferred Limited
         Partner Unit                        $    0.25            $   0.29          $     0.75           $    0.66
                                           =============       =============      =============       =============
Net loss per weighted average Tax
   Preferred Limited Partner Unit            $   (0.56)           $  (0.26)         $    (1.16)          $   (0.71)
                                           =============       =============      =============       =============
Cash distribution per weighted
   average Cash Preferred
   Limited Partner Unit                     $     0.23            $   0.21          $     0.70           $    0.51
                                           =============       =============      =============       =============


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001




                                                             Limited Partners
                                              Cash Preferred                  Tax Preferred              Total
                                       -------------------------       -------------------------       Partners'
                                          Units        Amounts           Units         Amounts          Capital
                                       ---------     -----------       --------       ----------       -----------
BALANCE at December 31, 1999             752,426     $ 6,602,953        184,393       $1,541,508       $ 8,144,461

  Net income (loss)                            0       1,209,438                        (353,210)          856,228
  Partnership distributions                    0      (1,042,735)             0                0        (1,042,735)
  Limited partner contributions        1,112,517      11,125,166        449,240        4,492,409        15,617,575
  Sales commissions and discounts              0      (1,096,641)             0         (387,029)       (1,483,670)
  Other offering expenses                      0        (334,055)             0         (134,472)         (468,527)
  Tax preferred conversions               16,199         125,425        (16,199)        (125,425)                0
                                       ---------     -----------       --------       ----------       -----------
BALANCE at December 31, 2000           1,881,142      16,589,551        617,434        5,033,781        21,623,332

  Net income (loss)                            0       1,886,948              0         (739,514)        1,147,434
  Partnership distributions                    0      (1,751,660)             0                0        (1,751,660)
  Limited partner contributions          823,918       8,239,182        238,625        2,386,248        10,625,430
  Sales commissions and discounts              0        (782,722)             0         (226,694)       (1,009,416)
  Other offering expenses                      0        (247,176)             0          (71,587)         (318,763)
  Tax preferred conversions               73,547         635,715        (73,547)        (635,715)                0
                                       ---------     -----------       --------       ----------       -----------
BALANCE at September 30, 2001          2,778,607     $24,569,838        782,512       $5,746,519       $30,316,357
                                       =========     ===========       ========       ==========       ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended
                                                                    --------------------------------
                                                                     September 30,    September 30,
                                                                          2001            2000
                                                                    --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  1,147,434    $    567,808
   Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
         Equity in income of joint ventures                             (1,142,840)       (467,491)
         Changes in assets and liabilities:
           (Decrease) increase in due to affiliates                        (23,989)         14,684
           Decrease in accounts payable                                     (1,588)              0
           Decrease (increase) in accounts receivable                        5,790          (1,533)
                                                                      ------------    ------------

       Net cash (used in) provided by operating activities                 (15,193)        113,468
                                                                      ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in joint ventures                                         (8,926,156)     (7,096,245)
   Deferred project costs paid                                            (371,900)       (393,762)
   Distributions received from joint ventures                            1,350,065         454,541
                                                                      ------------    ------------
       Net cash used in investing activities                            (7,947,991)     (7,035,466)
                                                                      ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Limited partners' contributions                                      10,625,430      11,250,332
   Sales commissions paid                                               (1,055,481)     (1,022,928)
   Offering costs paid                                                    (318,763)       (337,510)
   Distributions paid to partners                                       (1,484,360)       (478,924)
                                                                      ------------    ------------
       Net cash provided by financing activities                         7,766,826       9,410,970
                                                                      ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (196,358)      2,488,972

CASH AND CASH EQUIVALENTS, beginning of year                               208,319       2,584,734
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                              $     11,961    $  5,073,706
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
         Deferred project costs applied to joint ventures             $    371,927    $    295,679
                                                                      ============    ============
         Write-off of deferred offering costs due to
             affiliate                                                $    180,409    $          0
                                                                      ============    ============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XII, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties. The Partnership has two classes of limited partnership units. Upon subscription for units, each Limited Partner must elect whether to have his units treated as Cash Preferred units or Tax Preferred units. Thereafter, Limited Partners shall have the right to change their prior elections to have some or all of their units treated as Cash Preferred units or Tax Preferred units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. The offering was terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units held by a total of 1,227 and 106 Limited Partners, respectively, for total Limited Partner capital contributions of $35,611,192. As of September 30, 2001, the Partnership had paid a total of $1,246,392 in Acquisition and Advisory Fees and Acquisition Expenses, a total of $4,451,399 in selling commissions and organization and offering expenses and had invested $5,300,000 in the Fund XI-XII-REIT Joint Venture and $24,613,401 in the Fund XII-REIT Joint Venture, respectively.

     The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund XI-XII-REIT Associates, (the "Fund XI-XII-REIT Joint Venture"), a joint venture among the Partnership, Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its General Partner, and (ii) the Wells Fund XII-REIT Joint Venture Partnership, a joint venture between the Partnership and Wells OP (the "Fund XII-REIT Joint Venture").

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina ("EBYL Cartex Building"), which is owned by the Fund XI-XII-REIT Joint Venture, (ii) a three-story office building located in Leawood, Johnson County, Kansas ("Sprint Building"), which is owned by the XI-XII-REIT Joint Venture, (iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania ("Johnson Matthey Building"), which is owned by the Fund XI-XII-REIT Joint Venture, (iv) a two story office building located in Ft. Myers, Lee County, Florida ("Gartner Building"), which is owned by the Fund XI-XII-REIT Joint Venture,
     (v) a three-story office building located in Troy, Oakland County, Michigan ("Siemens Building"), which is owned by the Fund XII-REIT Joint Venture,
     (vi) a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma ("AT&T Oklahoma Buildings"), which are owned by the Fund XII-REIT Joint Venture, and (vii) a three-story office building located in Williamson County, Brentwood, Tennessee ("Comdata Building"), which is owned by the Fund XII-REIT Joint Venture.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods.

     For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


2.   INVESTMENT IN JOINT VENTURES

     Through its investment in joint ventures the Partnership owns interests in seven properties, six of which are office buildings and one of which is a manufacturing and office building facility. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investment in joint ventures, refer to the Partnership's Form 10-K for the year ended December 31, 2000, and the footnotes to the financial statements contained therein.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                      Partnership's Share of Net
                               Total Revenues                  Net Income                       Income
                         ---------------------------   ----------------------------  ----------------------------
                             Three Months Ended            Three Months Ended             Three Months Ended
                         ---------------------------   ----------------------------  ----------------------------
                         September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                              2001           2000           2001           2000           2001           2000
                         -------------  -------------  -------------  -------------  -------------  -------------
  Fund XI-XII-REIT
   Joint Venture          $  843,962      $  844,121     $  520,011     $  532,905     $   88,867     $   91,070
  Fund XII-REIT
   Joint Venture           1,409,716         376,457        814,542        252,825        366,908        126,413
                          ----------      ----------     ----------     ----------     ----------     ----------
                          $2,253,678      $1,220,578     $1,334,553     $  785,730     $  455,775     $  217,483
                          ==========      ==========     ==========     ==========     ==========     ==========

                                                                                      Partnership's Share of Net
                                Total Revenues                  Net Income                     Income
                         ---------------------------   ----------------------------  ----------------------------
                              Nine Months Ended             Nine Months Ended             Nine Months Ended
                         ---------------------------   ----------------------------  ----------------------------
                         September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                              2001           2000           2001           2000           2001           2000
                         -------------  -------------  -------------  -------------  -------------  -------------
  Fund XI-XII-REIT
   Joint Venture          $2,533,153      $2,506,049     $1,534,247     $1,557,772     $  262,193     $  266,213
  Fund XII-REIT
   Joint Venture           3,305,911         599,032      1,847,726        402,556        880,647        201,278
                          ----------      ----------     ----------     ----------     ----------     ----------
                          $5,839,064      $3,105,081     $3,381,973     $1,960,328     $1,142,840     $  467,491
                          ==========      ==========     ==========     ==========     ==========     ==========

  The following information summarizes the operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the quarters ended September 30, 2001 and September 30, 2000, respectively. Audited financial statements of this property are included in the Partnership's Form 10-K filed for the eight months ended December 31, 2000.

                                                                                      Partnership's Share of Net
                               Total Revenues                  Net Income                       Income
                         ---------------------------   ----------------------------  ----------------------------
                             Three Months Ended            Three Months Ended             Three Months Ended
                         ---------------------------   ----------------------------  ----------------------------
                         September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                              2001           2000           2001           2000           2001           2000
                         -------------  -------------  -------------  -------------  -------------  -------------
  Siemens Building        $  374,270      $  376,103     $  198,301     $  252,826     $   89,444     $  126,413
                          ==========      ==========     ==========     ==========     ==========     ==========

                                                                                      Partnership's Share of Net
                                Total Revenues                  Net Income                     Income
                         ---------------------------   ----------------------------  ----------------------------
                              Nine Months Ended             Nine Months Ended             Nine Months Ended
                         ---------------------------   ----------------------------  ----------------------------
                         September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                              2001           2000           2001           2000           2001           2000
                         -------------  -------------  -------------  -------------  -------------  -------------
  Siemens Building        $1,117,994      $  598,678     $  565,044     $  402,556     $  275,090     $  201,279
                          ==========      ==========     ==========     ==========     ==========     ==========

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

1. RESULTS OF OPERATIONS

   As of September 30, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership increased to $1,226,511 for the nine months ended September 30, 2001 from $627,110 for the nine months ended September 30, 2000. The increase was primarily attributable to an increase in equity in income of joint ventures as a result of the Partnership investing in two additional properties, the AT&T Call Center Buildings purchased on December 28, 2000 and the Comdata Building purchased on May 15, 2001 through its investment in joint ventures. This increase was partially offset by a decrease in interest income earned on cash equivalents as a result of investing in the aforementioned properties. Expenses of the Partnership were $79,077 for the nine months ended September 30, 2001, as compared to $59,302 for the same period in 2000. The increase was due to an increase in partnership administration and legal and accounting expenses related to the acquisitions aforementioned. Operating expenses for the Siemens Building increased during the three months ended September 30, 2001 primarily due to increased property tax assessments.

   Net income per weighted average unit for Cash Preferred Limited Partners was $0.75 for the nine months ended September 30, 2001, as compared to $0.66 for the nine months ended September 30, 2000. Net loss per weighted average unit for Tax Preferred Limited Partners was $1.16 for the nine months ended September 30, 2001, as compared to $0.71 for the same period in 2000. The Partnership's distributions from net cash from operations accrued to Cash Preferred Limited Partners for the third quarter of 2001 and 2000 were $0.23 and $0.21 per weighted average unit, respectively. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least comparable to 2001 distributions.

   The Partnership's net cash used in operating activities was $15,193 compared to net cash provided by operating activities of $113,468 for 2000, primarily due to current year payments of prior year accruals. Net cash used in investing activities increased to $7,947,991 in 2001 from $7,035,466 in 2000. This was the result of increased investment in joint ventures to fund investments in additional properties. Net cash provided by financing activities decreased to $7,766,826 in 2001 compared to $9,410,970 in 2000 as a result of paying less distributions to Limited Partners and receiving partner contributions offset by sales costs related to selling 1,062,543 limited partner units during 2001 compared to selling 1,125,033 limited partner units during the first nine months of 2000.

  Due to the purchases of the Siemens Building in May 2000, AT&T Call Center Buildings in December 2000 and the Comdata Building in May 2001, operating results of the prior year's period are not comparable to the nine month period ended September 30, 2001.

  All distributions payable through the third quarter have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties which will be required to be funded from cash flow from operations.

                          PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WELLS REAL ESTATE FUND XII, L.P.

                                   (Registrant)

Dated: November 9, 2001       By:  /s/ Leo F. Wells, III
                                   ----------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President and
                                   Chief Financial Officer of Wells Capital,
                                   Inc., the General Partner of Wells Partners,
                                   L.P.