Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND XII LP
filed 2002-03-26
CIK 1072805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2001
                         -------------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                         to
                               ------------------------   ----------------------
Commission file number                           0-30287
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND XII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Georgia                                               58-2438242
--------------------------------------------------------------     ---------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia                             30092
--------------------------------------------------------------     ---------------------------------------
      (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code                             (770) 449-7800
Securities registered pursuant to Section 12 (b) of the Act:       ---------------------------------------

                      Title of each class                           Name of exchange on which registered
--------------------------------------------------------------     ---------------------------------------
                             NONE                                                   NONE
--------------------------------------------------------------     ---------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                              CASH PREFERRED UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

                               TAX PREFERRED UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No  [ ]
    ---             ---
Aggregate market value of the voting stock held by non-affiliates:  Not
                                                                    ---
Applicable
----------

                                     PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial properties. The Partnership has two classes of limited partnership units. Upon subscription for units, each Limited Partner must elect whether to have his units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, when it received and accepted subscriptions for 125,000 units. The offering was terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units held by a total of 1,227 and 106 Cash Preferred and Tax Preferred Limited Partners, respectively. As of December 31, 2001, the Partnership had 2,778,607 Cash Preferred Units and 782,512 Tax Preferred Units, held by a total of 1,233 and 102 Cash Preferred and Tax Preferred Limited Partners, respectively, for total Limited Partner capital contributions of $35,611,192. As of December 31, 2001, the Partnership has paid $1,246,403 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and has invested $5,300,000 in the Fund XI-XII-REIT Joint Venture and $24,613,401 in the Fund XII-REIT Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the General Partner of Wells Partners, and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, and asset management and investor relations for the Partnership.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through investments in the joint ventures described in
Item 2. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on the results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns interests in properties through its ownership in the following joint ventures between the Partnership and other affiliated Wells entities: (i) Fund XI-XII-REIT Associates ("Fund XI-XII-REIT Joint Venture"), a joint venture among the Partnership, Wells Real Estate Fund XI, L.P. ("Wells Fund XI") and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), as its General Partner, and (ii) the Fund XII-REIT Joint Venture, a joint venture between the Partnership and Wells OP, ("Fund XII-REIT Joint Venture"). Wells REIT is a Maryland Corporation that qualifies as a real estate investment trust.

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EBYL CarTex Building") (ii) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building") (iii) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two story office building located in Ft. Myers, Lee County, Florida, (the "Gartner Building"), all of which are owned by the Fund XI-XII-REIT Joint Venture (v) a three-story office building located in Troy, Oakland County, Michigan, (the "Siemens Building"), (vi) a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma (the "AT&T Oklahoma Buildings"), and (vii) a three-story office building located in Williamson County, Brentwood, Tennessee (the "Comdata Building"), all of which are owned by the Fund XII-REIT Joint Venture.

The Partnership does not have control over the operations of the above joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. All properties owned by the partnership through its interests in the foregoing joint ventures were 100% occupied at year-end in 2001, 2000 and 1999, the year of inception.

The following table shows lease expirations during each of the next ten years for leases at all properties owned by the joint ventures described above, as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                Partnership   Percentage   Percentage
              Number                             Share of     of Total      of Total
 Year of        of       Square    Annualized   Annualized      Square     Annualized
  Lease       Leases      Feet     Gross Base   Gross Base       Feet      Gross Base
Expiration   Expiring   Expiring    Rent (1)      Rent (1)     Expiring       Rent
----------   --------   --------   ----------   -----------   ----------   ----------
 2007(2)        2        198,900   $1,931,928    $  330,147      31.3%        30.0%
 2008(3)        3        256,910    1,732,632       385,061      40.3         26.8
 2010(4)        2        180,554    2,784,288     1,253,988      28.4         43.2
                -        -------   ---------     ----------     -----        -----
                7        636,364   $6,448,848    $1,969,196     100.0%       100.0%
                =        =======   ==========    ==========     =====        =====

          (1)  Average monthly gross rent over the life of the lease, annualized
          (2) Expiration of Sprint lease (68,900 squarefeet) and Johnson Matthey lease (130,000 square feet).
          (3) Expiration of Gartner lease (62,400 square feet), EYBL Cartex lease (169,510 square feet), and Jordan lease (25,000 square feet).
          (4) Expiration of AT&T lease (103,500 square feet) and Siemens lease (77,054 square feet).

Additional information about the properties in which the Partnership owns interests as of December 31, 2001 is provided below:

Fund XI-XII-REIT Joint Venture

On June 21, 1999, Fund XI-REIT Joint Venture, a joint venture between Wells Fund XI and Wells OP, was amended and restated to admit the Partnership as a joint venture partner. The Fund XI-REIT Joint Venture, which changed its name to the Wells Fund XI-XII-REIT Joint Venture, had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina. As of December 31, 2001, the Partnership had contributed $5,300,000 for an approximate 17% equity interest, Wells Fund XI had contributed $8,131,351 for an approximate 26% equity interest, and Wells OP had contributed $17,585,310 for an approximate 57% equity interest in the Fund XI-XII-REIT Joint Venture.

Sprint Building

On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired the Sprint Building, a three-story office building with approximately 68,900 rentable square feet on a 7.12 acre tract of land located in Leawood, Johnson County, Kansas, for a purchase price of $9,500,000 plus closing costs of approximately $46,210. As of December 31, 2001, the Partnership had contributed $1,000,000, Wells Fund XI had contributed $3,000,000 and Wells OP had contributed $5,546,210 to the purchase of this property.

The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications Company, L.P. ("Sprint") dated February 14, 1997. The initial term of the lease ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the option to extend the lease for two additional five-year periods. The monthly base rent payable under the lease is $83,254 through May 18, 2002 and $91,867 for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then current market rate which is calculated as a full-service rental rate less anticipated annual operating expenses per rentable square foot based on amounts charged for spaces of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas.

The lease contains a termination option, which may be exercised by Sprint effective May 18, 2004, provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the Fund XI-XII-REIT Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the Fund XI-XII-REIT Joint Venture a termination payment equal to $6.53 per square foot, or $450,199.

Sprint also has an expansion option for an additional 20,000 square feet of office space, which may be exercised in two expansion phases. Sprint's expansion rights involve building on unfinished ground-level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

The average effective annual rental rate per square foot at the Sprint Building was $15.45 for 2001 and $15.44 for 2000 and 1999, the first year of ownership. The occupancy rate at year-end was 100% in 2001, 2000 and 1999.

EYBL CarTex Building

On May 18, 1999, the Fund XI-XII-REIT Joint Venture purchased the EYBL CarTex Building, a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina for a purchase price of $5,085,000 plus closing cost of approximately $37,000. The purchase cost was funded by capital contributions of $1,530,000 from Wells Fund XI and $3,591,827 from Wells OP.

The EYBL CarTex Building is a manufacturing and office building containing approximately 169,510 rentable square feet, comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which contained approximately 64,000 square feet of warehouse space.

The entire 169,510 rentable square feet of the EBYL CarTex Building is currently leased to EYBL CarTex, Inc., a South Carolina corporation ("EBYL CarTex"). The initial term of the Lease is ten years, beginning on March 1, 1998. EYBL CarTex has the right to extend its lease for two additional five-year periods. Each extension option must be exercised by giving notice to the landlord at least twelve months prior to the expiration date of the then current lease term. The annual rent payable is $508,530 for the first four years, $550,907 for years five and six, $593,285 for years seven and eight, and $610,236 for years nine and ten.

The average effective annual rental rate per square foot at the EBYL CarTex Building was $3.31 for 2001, 2000 and 1999, the first year of ownership. The occupancy rate at year-end was 100% in 2001, 2000 and 1999.

Johnson Matthey Building

On August 17, 1999, the Fund XI-XII-REIT Joint Venture purchased the Johnson Matthey Building, a research and development office and warehouse building located in Chester County, Pennsylvania, for a purchase price of $8,000,000 plus closing costs of approximately $60,000. The purchase of the building was funded by capital contributions of $1,500,000 from the Partnership, $3,494,727 from Wells Fund XI and $3,061,594 from Wells OP.

The Johnson Matthey Building is a 130,000 square foot research and development, office and warehouse building that was first constructed in 1973 as a multi-tenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three - $789,750, year four - $809,250, year five - $828,750, year six -
$854,750, year seven - $874,250, year eight - $897,000, year nine - $916,500, and year ten - $939,250. The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods.

Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Joint Venture desires to sell the building to an unrelated third party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the third party offer.

The average effective annual rental rate per square foot at the Johnson Matthey Building was $6.67 for 2001, 2000 and 1999, the first year of ownership. The occupancy rate at year end was 100% for 2001, 2000 and 1999.

Gartner Building

On September 20, 1999, the Fund XI-XII-REIT Joint Venture purchased the Gartner Building, a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Meyers, Lee County, Florida for a purchase price of $8,320,000 plus closing costs of approximately $27,600. The purchase was funded by capital contributions of $2,800,000 by the Partnership, $106,554 by Wells Fund XI and $5,441,064 by Wells OP.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the "Gartner Lease"). The initial term of the Gartner Lease is ten years which commenced on February 1, 1998 and expires on January 31, 2008. Gartner has the right to extend the lease for two additional five-year periods. The annual base rent payable for the remainder of the Gartner Lease term is $642,798 through January 2000, $790,642 though January, 2001, and thereafter will increase by 2.5 percent through the remainder of the Gartner Lease.

Gartner also has two expansion options for additional buildings under the Gartner Lease. The two option plans are described in the Gartner Lease as the "Small Option Building" and the "Large Option Building".

The "Small Option Building" expansion option allows Gartner the ability to expand into a separate, free- standing facility on the property containing between 30,000 and 32,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing written notice to the Fund XI-XII-REIT Joint Venture on or before April 15, 2002.

The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the

"Large Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before April 15, 2002.

The average effective annual rental rate per square foot at the Gartner Building was $13.68 for 2001, 2000 and 1999, the first year of ownership. The occupancy rate at year-end was 100% in 2001, 2000 and 1999.

Fund XII-REIT Joint Venture

On April 10, 2000, the Partnership and Wells OP formed the Fund XII-REIT Joint Venture for the purpose of acquiring owning, leasing, operating and managing real properties. As of December 31, 2001, the Partnership had contributed $24,613,401 for an equity interest of approximately 45%, and Wells OP had contributed $29,950,668 for an equity interest of approximately 55% equity interest in the Fund XII-REIT Joint Venture.

Siemens Building

On May 10, 2000, the Fund XII-REIT Joint Venture purchased the Siemens Building, a three-story office building containing 77,054 rentable square feet on a 5.3 acre tract of land located in Troy, Oakland County, Michigan. The purchase price for the Siemens Building was $14,265,000. As of December 31, 2001, the purchase price was funded by capital contributions of $7,096,245 from the Partnership and $7,096,245 from Wells OP.

The entire Siemens Building is currently under a net lease agreement with Siemens Automotive Corporation ("Siemens") that expires August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods at 95% of the then current fair market rental rates.

The monthly rent payable under the Siemens lease for the remainder of the lease term is $109,160 for year 1; $111,857 for year 2; $114,554 for year 3; $117,251 for year 4; $119,947 for year 5; $122,644 for year 6; $125,341 for year 7;
$128,038 for year 8; $130,735 for year 9; and $133,432 for year 10 and the first six months of year 11.

Siemens has a one-time right to cancel the lease effective after the 90th month of the term if Siemens (a) provides written notice of such cancellation on or before the last day of the 78th month, and (b) pays a cancellation fee to the Fund XII-REIT Joint Venture currently calculated to be approximately $1,234,160.

The average effective annual rental rate per square foot at the Siemens Building was $19.01 for 2001 and 2000, the first year of ownership. The occupancy rate at year-end was 100% in 2001 and 2000.

AT&T Oklahoma Buildings

On December 28, 2000, the Wells Fund XII-REIT Joint Venture purchased the AT&T Oklahoma Buildings, a one-story office building and a two-story office building containing an aggregate of approximately 128,500 rentable square feet on a 11.34 acre tract of land located in Oklahoma City, Oklahoma County, Oklahoma for a purchase price of $15,300,000 plus closing costs of approximately $27,554. The purchase of the building was funded by capital contributions of $8,591,000 by the Partnership and $6,736,554 by Wells OP.

The entire 78,500 rentable square feet of the two-story office building and 25,000 rentable square feet of the one-story office building are currently under a net lease agreement with AT&T Corp. ("AT&T"). The AT&T lease commenced on April 1, 2000, and the initial term expires on November 30, 2010. AT&T has the right to extend the AT&T lease for two additional five-year periods at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the lease.

Annual base rent is payable for the initial term of the AT&T lease as follows:
Months 1 to 8--$300,000; months 9 to 35--$1,242,000, months 36 to
65--$1,293,750; months 66 to 95--$1,345,500 and months 96 to 125--$1,437,750, all payable in equal monthly installments.

AT&T has a right of first offer for the space occupied by Jordan Associates, Inc., ("Jordan"), as described below, if Jordan vacates the premises before the Fund XII-REIT Joint Venture can lease the space to a third party.

Jordan currently occupies the remaining 25,000 rentable square feet contained in the one-story office building under a net lease agreement. The initial term of the Jordan lease commenced on April 1, 1998 for a period of ten years. Jordan has the right to extend the lease for one five year period at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the initial lease term.

Annual base rent is payable for the initial lease term of the Jordan lease as follows: Months 1 to 60--$294,500 and months 61 to 120--$332,000 payable in equal monthly installments.

The average effective annual rental rate per square foot at the AT&T Oklahoma Buildings was $15.86 for 2001 and 2000, the first year of ownership. The occupancy rate at year-end was 100% in 2001 and 2000.

The Comdata Building

On May 15, 2001, the Wells Fund XII-REIT Joint Venture purchased the Comdata Building, a three-story office building containing approximately 201,237 rentable square feet on a 12.3-acre tract of land located at 5301 Maryland Way, Williamson County, Brentwood, Tennessee for a purchase price of $24,950,000 plus closing costs of approximately $52,000. The purchase price was funded by capital contributions of $8,926,156 from the Partnership and $16,075,863 from Wells OP.

The entire Comdata Building is currently under a triple-net lease agreement with Comdata, a wholly owned subsidiary of Ceridian Corporation, the guarantor of the lease. The Comdata lease commenced on April 1, 1997, and the current term expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent of the final year of the initial term or 90% of the then-current fair market rental rate.

Annual base rent is payable for the current term of the Comdata lease as follows: $2,398,672 for year 1; $2,458,638 for years 2-6; $2,528,605 for years
7-11; and $2,578,572 for years 12-15.

The average effective annual rental rate per square foot at the Comdata Building was $12.47 in 2001, the first year of ownership. The occupancy rate at year end was 100% in 2001.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of Units in the Partnership terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units held by a total of 1,227 and 106 Limited Partners, respectively. As of February 28, 2002, the Partnership had 2,778,607 outstanding Cash Preferred Units held by a total of 1,233 Limited Partners and 782,512 outstanding Tax Preferred Units held by a total of 102 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Pursuant to Section 15.2 of the Partnership Agreement, for the first three fiscal years following the termination of the offering of units in the Partnership, the per unit value is deemed to be $10.00 per unit. After the expiration of this three year period, the General Partners are required to determine a per unit value by estimating the amount a holder of Partnership units would receive if the Partnership's properties were sold as of the close of the Partnership's fiscal year at the estimated fair market values and the proceeds from such sales (without reduction for selling expenses), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership.

Cash Preferred Status Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Tax Preferred Units. Holders of Cash Preferred Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Tax Preferred Units, until their capital account balances have been reduced to zero. No distributions have been made to the Tax Preferred Status Limited Partners or the General Partners as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Cash Preferred Status Limited Partners during 2001 and 2000 were as follows:

                                                Per Cash Preferred Status Unit
                                               --------------------------------
                                 Total Cash    Investment   Return of   General
Distribution for Quarter Ended   Distributed     Income      Capital    Partner
------------------------------   -----------   ----------   ---------   -------
March 31, 2000                   $  142,481    $   0.15      $  0.00    $  0.00
June 30, 2000                       223,365        0.21         0.00       0.00
September 30, 2000                  300,895        0.21         0.00       0.00
December 31, 2000                   375,995        0.20         0.00       0.00
March 31, 2001                      482,871        0.25         0.00       0.00
June 30, 2001                       626,237        0.23         0.00       0.00
September 30, 2001                  642,554        0.25         0.00       0.00
December 31, 2001                   660,546        0.25         0.00       0.00

The fourth quarter distribution was accrued for accounting purposes in 2001 and paid to Limited Partners in February, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999.

                                          2001           2000          1999
                                      ------------   ------------   -----------
Total assets                          $ 30,726,203   $ 22,251,384   $ 8,607,630
Total revenues                           1,661,194        929,868       160,379
Net income                               1,555,418        856,228       122,817
Net loss allocated
 to General Partners                             0              0          (500)
Net income allocated to
 Cash Preferred Limited Partners         2,591,027      1,209,438       195,244
Net loss allocated to
 Tax Preferred Limited Partners         (1,035,609)      (353,210)      (71,927)
Net income per weighted
 average (1) Cash Preferred
 Limited Partner Unit                 $       0.98   $       0.89   $      0.50
Net loss per weighted
 average (1) Tax Preferred
 Limited Partner Unit                        (1.31)         (0.92)        (0.56)
Cash Distributions per
 weighted average (1)
 Cash Preferred Limited Partner
     Unit:
        Investment income                     0.91           0.77          0.55
        Return of capital                     0.00           0.00          0.00

(1) Weighted average units are calculated by averaging units over the period they are outstanding during the time units were being purchased by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

Forward-Looking Statements

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

Results of Operations

Gross revenues of the Partnership were $1,661,194, $929,868 and $160,379 for the years ended December 31, 2001, 2000, and 1999, respectively. The increases each year are due to an increase in equity in income of joint ventures due to purchases of properties through these joint ventures, offset by a decrease in interest income earned on cash balances in 2001 as a result of capital contributions being invested in properties. Expenses for the Partnership were $105,776, $73,640 and $37,562 for the years ended December 31, 2001, 2000, and
1999, respectively. Expenses in all categories increased each year due to the acquisitions aforementioned. As a result, net income of the Partnership was $1,555,418, $856,228 and $122,817 for the years ended December 31, 2001, 2000 and 1999, respectively.

Refer to footnotes of Audited Financial Statements where a complete summary of operations is disclosed.

Liquidity and Capital Resources

The Partnership's net cash used in operating activities was $73,029 for the year ended December 31, 2001, compared to net cash provided by operating activities of $247,244 and $3,783 for the years ended December 31, 2000 and 1999, respectively, primarily due to an increase in partnership administrative expenses in 2001. The increase from 1999 to 2000 is due to an increase in interest income on funds received from investors during the open period of the Partnership. Net cash used in investing activities decreased to $7,261,248 for 2001 from $15,509,219 in 2000. This was the result of increased investment in joint ventures to fund investments in additional properties. Net cash used in investing activities increased in 2000 as compared to $5,553,777 in 1999 due to the Partnership having a full year to receive funds from investors in 2000 and invest those same funds in additional properties through joint ventures. Net cash provided by financing activities was $7,158,585, $12,885,560 and $8,134,128 for the years ended December 31, 2001, 2000 and 1999, respectively. The changes are a result of paying increased distributions to Limited Partners and receiving partner contributions offset by sales costs related to selling limited partner units of 1,062,543 in 2001, 1,561,757 in 2000 and 936,819 in 1999.

Due to the purchases of the Siemens Building in May 2000, AT&T-Oklahoma Buildings in December 2000 and the Comdata Building in May 2001, operating results of the prior year periods are not comparable to the year ended December 31, 2001.

All distributions payable through December 31, 2001 have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Cash Preferred Status Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties that will be required to be funded from cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P

The sole General Partner of Wells Partners is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III

Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc., and the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2001.

                             CASH COMPENSATION TABLE

Name of Individual or    Capacities in which served -
   Number in Group          Form of Compensation         Cash Compensation
--------------------------------------------------------------------------

Wells Capital, Inc.      General Partner of Wells           $  371,902
                         Partners, L.P.
                         Acquisition and Advisory Fees
                         and Expenses

Wells Capital, Inc.      General Partner of Wells           $  318,763
                         Partners, L.P. Reimbursement
                         of Organization and Offering
                         Expenses
Leo F. Wells, III        General Partner                           -0-

Wells Investment         Dealer Manager -                   $1,009,416(1)
Securities, Inc.         Selling Commissions

Wells Management         Property Manager -                 $  125,302(2)
Company, Inc.            Management and Leasing Fees

     (1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

     (2) These fees are not paid directly by the Partnerships but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2001 but not actually paid until January, 2002. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.

                 Name of Beneficial    Amount and Nature of
Title of Class         Owner           Beneficial Ownership     Percent of Class
--------------   ------------------   -----------------------   ----------------

Cash Preferred   Leo F. Wells, III    23.501 Units (IRA,          Less than 1%
Status Units                          401 (k) Plan and Profit
                                      Sharing)

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2001.

Deferred Project Costs

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the General Partner of Wells Partners, for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2001, amounted to $1,246,403 and represented approximately 3.5% of the Limited Partners' capital contributions. These fees are allocated to specific properties as they are purchased.

Deferred Offering Costs

Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, pays all the organization and offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of December 31, 2001, the Partnership had reimbursed the Company for $1,068,336 in organization and offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.     Financial Statements
          The Financial Statements are contained on pages F-2 through F-22 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibits Index attached hereto.

(d)       See (a)2 above.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March 2002.

                                    Wells Real Estate Fund XII, L.P.
                                    (Registrant)


                                    By:  /s/  Leo F. Wells, III
                                       -----------------------------------------
                                         Leo F. Wells, III
                                         Individual  General  Partner  and
                                         as  President  and Chief Financial
                                         Officer of Wells Capital,  Inc., the
                                         General Partner of Wells Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

        Signature                      Title                   Date
-------------------------   ---------------------------   --------------


/s/ Leo F. Wells, III
-------------------------
Leo F. Wells, III           Individual General Partner,   March 22, 2002
                            President and Sole Director
                            of Wells Capital, Inc., the
                            General Partner of Wells
                            Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                  Financial Statements                                 Page
------------------------------------------------------------------------------------   ----
Independent Auditors' Report                                                            F-2

Balance Sheets as of December 31, 2001 and 2000                                         F-3

Statements of Income for the Years Ended December 31, 2001, 2000 and 1999               F-4

Statements of Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999    F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999           F-6

Notes to Financial Statements for December 31, 2001, 2000 and 1999                      F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund XII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2001 and 2000 the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 25, 2002

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                             2001          2000
                                                                          -----------   -----------
                                     ASSETS
INVESTMENT IN JOINT VENTURES                                              $30,003,597   $21,567,551

CASH AND CASH EQUIVALENTS                                                      32,627       208,319

ACCOUNTS RECEIVABLE                                                             2,867        10,718

DEFERRED PROJECT COSTS                                                              0            27

DEFERRED OFFERING COSTS                                                             0       180,409

DUE FROM AFFILIATES                                                           687,112       284,360
                                                                          -----------   -----------
              Total assets                                                $30,726,203   $22,251,384
                                                                          ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                      $     2,490   $    47,653
    Due to affiliate                                                                0       204,398
    Partnership distributions payable                                         659,919       376,001
                                                                          -----------   -----------
                                                                              662,409       628,052
                                                                          -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS' CAPITAL:
    Limited partners:
       Cash preferred--2,778,607 and 1,881,142 units as of December 31,
           2001 and 2000, respectively                                     24,613,370    16,589,551
       Tax preferred--782,512 and 617,434 units as of December 31, 2001
           and 2000, respectively                                           5,450,424     5,033,781
                                                                          -----------   -----------
              Total partners' capital                                      30,063,794    21,623,332
                                                                          -----------   -----------
              Total liabilities and partners' capital                     $30,726,203   $22,251,384
                                                                          ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                              2001            2000         1999
                                                           -----------    -----------    ---------
REVENUES:
    Equity in income of joint ventures                     $ 1,577,523    $   664,401    $ 124,542
    Interest income                                             83,671        265,467       35,837
                                                           -----------    -----------    ---------
                                                             1,661,194        929,868      160,379
                                                           -----------    -----------    ---------
EXPENSES:
    Partnership administration                                  52,111         32,215       12,517
    Legal and accounting                                        24,257         17,500       11,439
    Operating costs, net of reimbursements                      16,623         12,030        8,431
    Computer costs                                              12,785         11,895        5,175
                                                           -----------    -----------    ---------
                                                               105,776         73,640       37,562
                                                           -----------    -----------    ---------
NET INCOME                                                 $ 1,555,418    $   856,228    $ 122,817
                                                           ===========    ===========    =========
NET LOSS ALLOCATED TO GENERAL PARTNERS                     $         0    $         0    $    (500)
                                                           ===========    ===========    =========
NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS    $ 2,591,027    $ 1,209,438    $ 195,244
                                                           ===========    ===========    =========
NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS       $(1,035,609)   $  (353,210)   $ (71,927)
                                                           ===========    ===========    =========
NET INCOME PER WEIGHTED AVERAGE CASH
    PREFERRED LIMITED PARTNER UNIT                         $      0.98    $      0.89    $    0.50
                                                           ===========    ===========    =========
NET LOSS PER WEIGHTED AVERAGE TAX
    PREFERRED LIMITED PARTNER UNIT                         $     (1.31)   $     (0.92)   $   (0.56)
                                                           ===========    ===========    =========
DISTRIBUTION PER WEIGHTED AVERAGE CASH
    PREFERRED LIMITED PARTNER UNIT                         $      0.91    $      0.77    $    0.55
                                                           ===========    ===========    =========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                Limited Partners
                                         ------------------------------------------------------------
                                                         Cash Preferred             Tax Preferred                       Total
                                                    ------------------------    ---------------------     General     Partners'
                                         Original     Units        Amount        Units      Amount        Partners     Capital
                                         --------   ---------   ------------    -------   -----------    ---------   ------------
BALANCE, December 31, 1998                 $ 100            0   $          0          0   $         0    $     500   $        600

    Net income (loss)                          0            0        195,244          0       (71,927)        (500)       122,817
    Partnership distributions                  0            0       (176,018)         0             0            0       (176,018)
    Limited partner contributions              0      752,426      7,524,260    184,393     1,843,926            0      9,368,186
    Sales commissions and discounts            0            0       (714,805)         0      (175,173)           0       (889,978)
    Other offering expenses                    0            0       (225,728)         0       (55,318)           0       (281,046)
    Return of capital                       (100)           0              0          0             0            0           (100)
                                           -----    ---------   ------------    -------   -----------    ---------   ------------
BALANCE, December 31, 1999                     0      752,426      6,602,953    184,393     1,541,508            0      8,144,461

    Net income (loss)                          0            0      1,209,438                 (353,210)           0        856,228
    Partnership distributions                  0            0     (1,042,735)         0             0            0     (1,042,735)
    Limited partner contributions              0    1,112,517     11,125,166    449,240     4,492,409            0     15,617,575
    Sales commissions and discounts            0            0     (1,096,641)         0      (387,029)           0     (1,483,670)
    Other offering expenses                    0            0       (334,055)         0      (134,472)           0       (468,527)
    Tax preferred conversion elections         0       16,199        125,425    (16,199)     (125,425)           0              0
                                           -----    ---------   ------------    -------   -----------    ---------   ------------
BALANCE, December 31, 2000                     0    1,881,142     16,589,551    617,434     5,033,781            0     21,623,332

    Net income (loss)                          0            0      2,591,027          0    (1,035,609)           0      1,555,418
    Partnership distributions                  0            0     (2,412,208)         0             0            0     (2,412,208)
    Limited partner contributions              0      823,918      8,239,183    238,625     2,386,248            0     10,625,431
    Sales commissions and discounts            0            0       (782,723)         0      (226,693)           0     (1,009,416)
    Other offering expenses                    0            0       (247,176)         0       (71,587)           0       (318,763)
    Tax preferred conversion elections         0       73,547        635,716    (73,547)     (635,716)           0              0
                                           -----    ---------   ------------    -------   -----------    ---------   ------------
BALANCE, December 31, 2001                 $   0    2,778,607   $ 24,613,370    782,512   $ 5,450,424    $       0   $ 30,063,794
                                           =====    =========   ============    =======   ===========    =========   ============



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                     2001            2000           1999
                                                                 ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $  1,555,418    $    856,228    $   122,817
                                                                 ------------    ------------    -----------
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
           Equity in income of joint venture                       (1,577,523)       (664,401)      (124,542)
           Changes in assets and liabilities:
              Accounts receivable                                       7,851         (10,718)             0
              Accounts payable                                        (45,163)         42,146          5,508
              Due to affiliates                                       (13,612)         23,989              0
                                                                 ------------    ------------    -----------
                 Total adjustments                                 (1,628,447)       (608,984)      (119,034)
                                                                 ------------    ------------    -----------
                 Net cash (used in) provided by operating
                     activities                                       (73,029)        247,244          3,783
                                                                 ------------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint venture                       2,036,837         737,266         61,485
    Investment in joint venture                                    (8,926,183)    (15,687,245)    (5,300,000)
    Deferred project costs paid                                      (371,902)       (559,240)      (315,262)
                                                                 ------------    ------------    -----------
                 Net cash used in investing activities             (7,261,248)    (15,509,219)    (5,553,777)
                                                                 ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Limited partners' contributions                                10,625,431      15,617,575      9,368,186
    Sales commissions and discounts paid                           (1,009,416)     (1,483,670)      (889,978)
    Offering costs paid                                              (329,140)       (468,527)      (281,046)
    Distributions to partners from accumulated earnings            (2,128,290)       (779,818)       (62,934)
    Return of capital                                                       0               0           (100)
                                                                 ------------    ------------    -----------
                 Net cash provided by financing activities          7,158,585      12,885,560      8,134,128
                                                                 ------------    ------------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (175,692)     (2,376,415)     2,584,134
CASH AND CASH EQUIVALENTS, beginning of year                          208,319       2,584,734            600
                                                                 ------------    ------------    -----------
CASH AND CASH EQUIVALENTS, end of year                           $     32,627    $    208,319    $ 2,584,734
                                                                 ============    ============    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint venture       $    371,929    $    653,639    $   220,835
                                                                 ============    ============    ===========
       Deferred project costs due to affiliate                              0    $     10,376    $    12,625
                                                                 ============    ============    ===========
       Deferred offering costs due to affiliate                             0    $    190,786    $   222,814
                                                                 ============    ============    ===========
       Write-off of deferred offering costs due to affiliate     $    180,409    $    151,544    $         0
                                                                 ============    ============    ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund XII, L.P. (the "Partnership") is a public limited partnership organized on September 15, 1998 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have his or her units treated as cash preferred units or tax preferred units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected. The Partnership commenced operations as of June 1, 1999.

     The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under construction, are newly constructed, or have operating histories. The Partnership owns an interest in four properties through a joint venture between Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), the Partnership, and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland corporation, as its general partner, which is referred to as the Fund XI, XII, and REIT Joint Venture. In addition, the Partnership owns an interest in three properties through a joint venture with the Operating Partnership, which is referred to as the Fund XII and REIT Joint Venture.

     Through its investment in the Fund XI, XII, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a two-story manufacturing and office building in Fountain Inn, South Carolina (the "EYBL CarTex Building"), (ii) a three-story office building in Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Fort Myers, Florida (the "Gartner Building").

     The following properties are owned by the Partnership through its investment in the Fund XII and REIT Joint Venture: (i) a three-story office building in Troy, Michigan (the "Siemens Building"), (ii) a one-story office building and a two-story office building in Oklahoma City, Oklahoma (collectively referred to as the "AT&T Call Center Buildings"), and (iii) a three-story office building in Brentwood, Tennessee (the "Comdata Building").

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income Taxes

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     Distribution of Sale Proceeds

     Upon the sale of properties, the net sale proceeds will be distributed in the following order:

          . To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units

          . To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

          . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

          . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units)

          . To the general partners until they have received 100% of their capital contributions, as defined

          . Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of his/her investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

          . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

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

     Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding tax preferred units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding tax preferred units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     Investment in Joint Ventures

          Basis of Presentation

          The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investments in joint ventures are recorded using the equity method of accounting.

          Real Estate Assets

          Real estate assets held by the joint venture are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance expenditures are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

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

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in
          Note 5.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2001 and 2000 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 3.5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2001 were $1,246,403 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in the capitalized assets of the joint venture. Deferred project costs at December 31, 2000 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Company and not by the Partnership. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses and do not include sales or underwriting commissions.

     As of December 31, 2001, the Company paid offering expenses on behalf of the Partnership in the aggregate amount of $1,248,745, of which the Partnership reimbursed the Company for $1,068,336, approximately 3% of aggregate gross offering proceeds.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of the cash to be distributed from its joint venture investments for the fourth quarter of 2001 and 2000, respectively, as follows:

                                              2001       2000
                                            --------   --------

     Fund XI, XII, and REIT Joint Venture   $129,449   $125,193
     Fund XII and REIT Joint Venture         557,663    159,167
                                            --------   --------
                                            $687,112   $284,360
                                            ========   ========

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership's properties, the Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $125,302, $42,873, and $8,268 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                2001                    2000
                                       ---------------------   ---------------------
                                          Amount     Percent     Amount      Percent
                                       -----------   -------   -----------   -------
     Fund XI, XII, and REIT Joint
         Venture                       $ 5,174,703     17%     $ 5,325,424     17%
     Fund XII and REIT Joint Venture    24,828,894     45       16,242,127     53
                                       -----------             -----------
                                       $30,003,597             $21,567,551
                                       -----------             -----------

     The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                           2001            2000
                                                       ------------    ------------
     Investment in joint venture, beginning of year    $ 21,567,551    $  5,467,634
         Equity in income of joint venture                1,577,523         664,401
         Contributions to joint venture                   9,298,112      16,340,884
         Distributions from joint venture                (2,439,589)       (905,368)
                                                       ------------    ------------
     Investment in joint venture, end of year          $ 30,003,597    $ 21,567,551
                                                       ============    ============

     Fund XI, XII, and REIT Joint Venture

     On May 1, 1999, the Partnership entered into a joint venture with Wells Fund XI and the Operating Partnership. On May 18, 1999, the joint venture purchased a 169,510-square foot, two-story manufacturing and office building, known as the EYBL CarTex Building, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900-square foot, three-story-office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000-square foot office and warehouse building, known as the Johnson Matthey Building, in Chester County, Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400-square foot, two-story office building, known as the Gartner Building, in Fort Myers, Florida.

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                 2001         2000
                                                                             -----------   -----------
                                     Assets
Real estate assets, at cost:
    Land                                                                     $ 5,048,797   $ 5,048,797
    Building and improvements, less accumulated depreciation of $2,692,116
       in 2001 and $1,599,263 in 2000                                         24,626,336    25,719,189
                                                                             -----------   -----------
              Total real estate assets                                        29,675,133    30,767,986
Cash and cash equivalents                                                        775,805       541,089
Accounts receivable                                                              675,022       394,314
Prepaid assets and other expenses                                                 26,486        26,486
                                                                             -----------   -----------
              Total assets                                                   $31,152,446   $31,729,875
                                                                             ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                         $   114,612   $   114,180
    Partnership distributions payable                                            757,500       453,395
                                                                             -----------   -----------
              Total liabilities                                                  872,112       567,575
                                                                             -----------   -----------
Partners' capital:
    Wells Real Estate Fund XI                                                  7,917,646     8,148,261
    Wells Real Estate Fund XII                                                 5,174,703     5,325,424
    Wells Operating Partnership, L.P.                                         17,187,985    17,688,615
                                                                             -----------   -----------
              Total partners' capital                                         30,280,334    31,162,300
                                                                             -----------   -----------
              Total liabilities and partners' capital                        $31,152,446   $31,729,875
                                                                             ===========   ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                2001          2000          1999
                                                             ----------    ----------    ----------

Revenues:
    Rental income                                            $3,346,227    $3,345,932    $1,443,446
    Interest income                                              24,480         2,814             0
    Other income                                                    360           440            57
                                                             ----------    ----------    ----------
                                                              3,371,067     3,349,186     1,443,503
                                                             ----------    ----------    ----------
Expenses:
    Depreciation                                              1,092,853     1,092,680       506,582
    Management and leasing fees                                 156,987       157,236        59,230
    Operating costs, net of reimbursements                      (27,449)      (30,718)        4,639
    Property administration                                      65,765        36,707        15,979
    Legal and accounting                                         18,000        14,725         4,000
                                                             ----------    ----------    ----------
                                                              1,306,156     1,270,630       590,430
                                                             ----------    ----------    ----------
Net income                                                   $2,064,911    $2,078,556    $  853,073
                                                             ==========    ==========    ==========

Net income allocated to Wells Real Estate Fund XI            $  539,930    $  543,497    $  240,031
                                                             ==========    ==========    ==========

Net income allocated to Wells Real Estate Fund XII           $  352,878    $  355,211    $  124,542
                                                             ==========    ==========    ==========

Net income allocated to Wells Operating Partnership, L.P.    $1,172,103    $1,179,848    $  488,500
                                                             ==========    ==========    ==========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                             Wells
                                Wells Real   Wells Real    Operating        Total
                                  Estate       Estate     Partnership,    Partners'
                                  Fund XI     Fund XII        L.P.         Capital
                                ----------   ----------   ------------   -----------
Balance, December 31, 1998      $        0   $        0   $         0    $         0
    Net income                     240,031      124,542       488,500        853,073
    Partnership contributions    8,470,160    5,520,835    18,376,267     32,367,262
    Partnership distributions     (344,339)    (177,743)     (703,797)    (1,225,879)
                                ----------   ----------   ------------   -----------
Balance, December 31, 1999       8,365,852    5,467,634    18,160,970     31,994,456
    Net income                     543,497      355,211     1,179,848      2,078,556
    Partnership distributions     (761,088)    (497,421)   (1,652,203)    (2,910,712)
                                ----------   ----------   ------------   -----------
Balance, December 31, 2000       8,148,261    5,325,424    17,688,615     31,162,300
    Net income                     539,930      352,878     1,172,103      2,064,911
    Partnership distributions     (770,545)    (503,599)   (1,672,733)    (2,946,877)
                                ----------   ----------   ------------   -----------
Balance, December 31, 2001      $7,917,646   $5,174,703   $17,187,985    $30,280,334
                                ==========   ==========   ============   ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001          2000           1999
                                                               -----------   -----------   -----------
Cash flows from operating activities:
    Net income                                                 $ 2,064,911   $ 2,078,556   $   853,073
                                                               -----------   -----------   -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                          1,092,853     1,092,680       506,582
           Changes in assets and liabilities:
              Accounts receivable                                 (280,708)     (260,537)     (133,777)
              Prepaid expenses and other assets                          0             0       (26,486)
              Accounts payable                                         432         1,723       112,457
                                                               -----------   -----------   -----------
                 Total adjustments                                 812,577       833,866       458,776
                                                               -----------   -----------   -----------
                 Net cash provided by operating activities       2,877,488     2,912,422     1,311,849
Cash flows from financing activities:
    Distributions to joint venture partners                     (2,642,772)   (3,137,611)     (545,571)
                                                               -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents               234,716      (225,189)      766,278
Cash and cash equivalents, beginning of year                       541,089       766,278             0
                                                               -----------   -----------   -----------
Cash and cash equivalents, end of year                         $   775,805   $   541,089   $   766,278
                                                               ===========   ===========   ===========

Supplemental disclosure of noncash activities:

    Deferred project costs contributed to joint venture        $         0   $         0   $ 1,294,686
                                                               ===========   ===========   ===========

    Contribution of real estate assets to joint venture        $         0   $         0   $31,072,562
                                                               ===========   ===========   ===========

     Fund XII and REIT Joint Venture

     On May 10, 2000, the Partnership entered into a joint venture with the Operating Partnership. The joint venture, Fund XII and REIT Joint Venture, was formed to acquire, develop, operate, and sell real property. On May 10, 2000, the joint venture purchased a 77,054-square foot, three-story office building, known as the Siemens Building in Troy, Oakland County, Michigan. On December 28, 2000, the joint venture purchased a 50,000-square foot one-story office building and a 78,500-square foot, two-story office building, collectively known as the AT&T Call Center Buildings, in Oklahoma City, Oklahoma County, Oklahoma. On May 15, 2001, the joint venture purchased a 201,237-square foot, three-story office building, known as the Comdata Building, in Brentwood, Williamson County, Tennessee.

Following are the financial statements for Fund XII and REIT Joint Venture:

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                2001          2000
                                                                             -----------   -----------
                                     Assets
Real estate assets, at cost:
    Land                                                                     $ 8,899,574   $ 4,420,405
    Building and improvements, less accumulated depreciation of $2,131,838
       in 2001 and $324,732 in 2000                                           45,814,781    26,004,918
                                                                             -----------   -----------
              Total real estate assets                                        54,714,355    30,425,323
Cash and cash equivalents                                                      1,345,562       207,475
Accounts receivable                                                              442,023       130,490
                                                                             -----------   -----------
              Total assets                                                   $56,501,940   $30,763,288
                                                                             ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                         $   134,969   $         0
    Partnership distributions payable                                          1,238,205       208,261
                                                                             -----------   -----------
              Total liabilities                                                1,373,174       208,261
                                                                             -----------   -----------
Partners' capital:
    Wells Real Estate Fund XII                                                24,828,894    16,242,127
    Wells Operating Partnership, L.P.                                         30,299,872    14,312,900
                                                                             -----------   -----------
              Total partners' capital                                         55,128,766    30,555,027
                                                                             -----------   -----------
              Total liabilities and partners' capital                        $56,501,940   $30,763,288
                                                                             ===========   ===========

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
                    for the Year Ended December 31, 2001 and
                the Period From May 10, 2000 (Inception) Through
                                December 31, 2000

                                                               2001        2000
                                                            ----------   --------
Revenues:
   Rental income                                            $4,683,323   $974,796
   Interest income                                              25,144      2,069
                                                            ----------   --------
                                                             4,708,467    976,865
                                                            ----------   --------
Expenses:
   Depreciation                                              1,807,106    324,732
   Management and leasing fees                                 224,033     32,756
   Partnership administration                                   38,928      3,917
   Legal and accounting                                         16,425          0
   Operating costs, net of reimbursements                       10,453      1,210
                                                            ----------   --------
                                                             2,096,945    362,615
                                                            ----------   --------
Net income                                                  $2,611,522   $614,250
                                                            ==========   ========

Net income allocated to Wells Real Estate Fund XII          $1,224,645   $309,190
                                                            ==========   ========

Net income allocated to Wells Operating Partnership, L.P.   $1,386,877   $305,060
                                                            ==========   ========

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
                    for the Year Ended December 31, 2001 and
                the Period From May 10, 2000 (Inception) Through
                                December 31, 2000

                                     Wells Real         Wells              Total
                                       Estate         Operating          Partners'
                                     Fund XII      Partnership, L.P.      Capital
                                    ------------   -----------------   ------------
Balance, May 10, 2000 (inception)   $          0     $          0      $          0
   Net income                            309,190          305,060           614,250
   Partnership contributions          16,340,884       14,409,171        30,750,055
   Partnership distributions            (407,948)        (401,330)         (809,278)
                                    ------------     ------------      ------------
Balance, December 31, 2000            16,242,126       14,312,901        30,555,027
   Net income                          1,224,645        1,386,877         2,611,522
   Partnership contributions           9,298,084       16,795,441        26,093,525
   Partnership distributions          (1,935,961)      (2,195,347)       (4,131,308)
                                    ------------     ------------      ------------
Balance, December 31, 2001          $ 24,828,894     $ 30,299,872      $ 55,128,766
                                    ============     ============      ============

                         Fund XII and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
                    for the Year Ended December 31, 2001 and
                the Period From May 10, 2000 (Inception) Through
                                December 31, 2000

                                                                                 2001            2000
                                                                             ------------    ------------
Cash flows from operating activities:
    Net income                                                               $  2,611,522    $    614,250
                                                                             ------------    ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                         1,807,106         324,732
           Changes in assets and liabilities:
              Accounts receivable                                                (311,533)       (130,490)
              Accounts payable                                                    134,969               0
                                                                             ------------    ------------
                 Total adjustments                                              1,630,542         194,242
                                                                             ------------    ------------
                 Net cash provided by operating activities                      4,242,064         808,492
                                                                             ------------    ------------
Cash flows from investing activities:
    Investment in real estate                                                 (26,096,138)    (29,520,043)
                                                                             ------------    ------------
Cash flows from financing activities:
    Distributions to joint venture partners                                    (3,101,364)       (601,017)
    Contributions received from partners                                       26,093,525      29,520,043
                                                                             ------------    ------------
                 Net cash provided by financing activities                     22,992,161      28,919,026
                                                                             ------------    ------------
Net increase in cash and cash equivalents                                       1,138,087         207,475
Cash and cash equivalents, beginning of period                                    207,475               0
                                                                             ------------    ------------
Cash and cash equivalents, end of year                                       $  1,345,562    $    207,475
                                                                             ============    ============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                      $          0    $  1,230,012
                                                                             ============    ============

6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001 and 2000 is recalculated as follows:

                                                                    2001         2000
                                                                -----------   ---------
Financial statement net income                                  $ 1,555,418   $ 856,228
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in
       excess of amounts for income tax purposes                    475,914     116,721
    Rental income accrued for financial reporting purposes in
       excess of amounts for income tax purposes                   (180,658)   (109,459)
                                                                -----------   ---------
Income tax basis net income                                     $ 1,850,674   $ 863,490
                                                                ===========   =========

     The Partnership's income tax basis partners' capital at December 31, 2001 and 2000 is computed as follows:

                                                                2001           2000
                                                            ------------   ------------
Financial statement partners' capital                       $ 30,063,794   $ 21,623,332
Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes
       in excess of amounts for income tax purposes              620,176        144,262
    Capitalization of syndication costs for income tax
       purposes, which are accounted for as cost of
       capital for financial reporting purposes                4,451,400      3,123,221
    Accumulated rental income accrued for financial
       reporting purposes in excess of amounts for income
       tax purposes                                             (310,367)      (129,709)
    Partnership's distributions payable                          659,919        376,001
                                                            ------------   ------------
Income tax basis partners' capital                          $ 35,484,922   $ 25,137,107
                                                            ============   ============

7.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
            2002                                  $ 2,968,898
            2003                                    3,005,597
            2004                                    3,056,732
            2005                                    3,079,838
            2006                                    3,104,246
        Thereafter                                 16,052,342
                                                  -----------
                                                  $31,267,653
                                                  ===========

     Three tenants contributed 23%, 21%, and 20% of rental income. In addition, three tenants will contribute 53%, 19%, and 17% of future minimum rental income.

     The future minimum rental income due Fund XI, XII, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
            2002                                  $ 3,277,512
            2003                                    3,367,510
            2004                                    3,445,193
            2005                                    3,495,155
            2006                                    3,552,724
        Thereafter                                  2,616,855
                                                  -----------
                                                  $19,754,949
                                                  ===========

     Four tenants contributed approximately 30%, 28%, 24%, and 18% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 30%, 27%, 25%, and 18% of future minimum rental income.

     The future minimum rental income due Fund XII and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ended December 31:
            2002                                  $ 5,352,097
            2003                                    5,399,451
            2004                                    5,483,564
            2005                                    5,515,926
            2006                                    5,548,289
        Thereafter                                 34,677,467
                                                  -----------
                                                  $61,976,794
                                                  ===========

     Three tenants contributed approximately 31%, 29%, and 27% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 58%, 21%, and 18% of future minimum rental income.

8.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                 2001 Quarters Ended
                                                  -----------------------------------------------------
                                                   March 31     June 30     September 30    December 31
                                                  ---------    ---------    ------------    -----------
Revenues                                          $ 360,142    $ 409,099     $ 457,271       $ 434,682
Net income                                          338,856      378,460       430,119         407,983
Net income allocated to cash preferred
    limited partners                                545,893      634,064       706,992         704,078
Net loss allocated to tax preferred limited
    partners                                       (207,037)    (255,604)     (276,873)       (296,095)
Net income per weighted average cash
    preferred limited partner unit
    outstanding (a)                               $    0.24    $    0.27     $    0.25       $    0.25
Net loss per weighted average tax preferred
    limited partner unit outstanding (a)              (0.27)       (0.33)        (0.35)          (0.38)
Distribution per weighted average cash
    preferred limited partner unit outstanding         0.22         0.26          0.23            0.20

          (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                 2000 Quarters Ended
                                                  -----------------------------------------------------
                                                   March 31     June 30     September 30    December 31
                                                  ---------    ---------    ------------    -----------
Revenues                                          $ 134,213    $ 214,333     $ 278,564       $ 302,758
Net income                                          108,854      192,717       266,737         287,920
Net income allocated to cash preferred
    limited partners                                155,965      292,043       349,597         411,833
Net loss allocated to tax preferred limited
    partners                                        (47,111)     (99,326)      (83,360)       (123,413)
Net income per weighted average cash
    preferred limited partner unit
    outstanding (a)                               $    0.11    $    0.21     $    0.26       $    0.30
Net loss per weighted average tax preferred
    limited partner unit outstanding                  (0.12)       (0.26)        (0.22)          (0.32)
Distribution per weighted average cash
    preferred limited partner unit outstanding         0.16         0.21          0.21            0.19

          (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

9.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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

*10(o) Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(p) Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(q) Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(r) Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(s)    First Amendment to Lease Agreement for the Comdata Building (Exhibit
          10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)