Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND XII LP
filed 2002-05-14
CIK 1072805

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                 March 31, 2002                 or
                               -------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________________________to_____________________

Commission file number                        0-30287
                      ----------------------------------------------------------

                        WELLS REAL ESTATE FUND XII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                      58-2438242
------------------------------------------------         -----------------------
    (State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                            Identification No.)

 6200 The Corners Parkway, Suite 250 Norcross, Georgia           30092
-------------------------------------------------------- -----------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

         Yes   X     No ______
             -----

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX


                                                                                           Page No.
                                                                                           --------
 PART  I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets--March 31, 2002 and December 31, 2001                               3

           Statements of Income for the Three Months Ended March 31, 2002
           and 2001                                                                           4

           Statements of Partners' Capital for the Year Ended December 31, 2001
              and the Three Months Ended March 31, 2002                                       5

           Statements of Cash Flows for the Three Months Ended March 31, 2002
           and 2001                                                                           6

           Condensed Notes to Financial Statements                                            7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             10

PART  II.  OTHER INFORMATION                                                                 13

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                        March 31,         December 31,
                                                                           2002               2001
                                                                      -------------      --------------
ASSETS:
   Investments in joint ventures                                       $29,767,998         $30,003,597
   Cash and cash equivalents                                                35,877              32,627
   Accounts receivable                                                       2,179               2,867
   Due from affiliates                                                     683,342             687,112
                                                                      -------------        ------------
                Total assets                                           $30,489,396         $30,726,203
                                                                      =============        ============

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable                                                    $         0         $     2,490
   Partnership distributions payable                                       664,327             659,919
                                                                      -------------      --------------
                Total liabilities                                          664,327             662,409
                                                                      -------------      --------------

Partners' capital:
   Limited partners:
     Cash Preferred--2,797,807 and 2,778,607 units outstanding as
     of March 31, 2002 and December 31, 2001, respectively              24,785,896          24,613,370
     Tax Preferred--763,312 and 782,512 units outstanding as of
       March 31, 2002 and December 31, 2001, respectively                5,039,173           5,450,424
                                                                      -------------      --------------
                Total partners' capital                                 29,825,069          30,063,794
                                                                      -------------      --------------
                Total liabilities and partners' capital                $30,489,396         $30,726,203
                                                                      =============      ==============

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                               STATEMENT OF INCOME

                                                        Three Months Ended
                                                  ---------------------------
                                                   March 31,       March 31,
                                                     2002               2001
                                                  ----------      -----------

REVENUES:
     Equity in income of joint ventures             $ 447,743      $ 324,574
     Interest income                                      630         35,568
                                                  ------------    -----------
                                                      448,373        360,142
                                                  ------------    -----------
EXPENSES:
     Partnership administration                        10,746         11,436
     Legal and accounting                               9,749          8,650
     Computer costs                                     1,823          1,200
                                                  ------------    -----------
                                                       22,318         21,286
                                                  ------------    -----------
NET INCOME                                          $ 426,055      $ 338,856
                                                  ============    ===========

NET INCOME ALLOCATED TO CASH PREFERRED
   LIMITED PARTNERS                                 $ 703,572      $ 545,893
                                                  ============    ===========

NET LOSS ALLOCATED TO TAX PREFERRED
   LIMITED PARTNERS                                 $(277,517)     $(207,037)
                                                  ============    ===========

NET INCOME PER WEIGHTED AVERAGE CASH
   PREFERRED LIMITED PARTNER UNIT                   $    0.25      $    0.24
                                                  ============    ===========

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED
   LIMITED PARTNER UNIT                             $   (0.36)     $   (0.27)
                                                  ============    ===========

CASH DISTRIBUTION PER CASH PREFERRED
   LIMITED PARTNER UNIT                             $    0.24      $    0.22
                                                  ============    ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                       Limited Partners                             Total
                                                   -----------------------------------------------------------
                                                           Cash Preferred                  Tax Preferred           Partners'
                                                   ---------------------------- ------------------------------
                                      Original         Units         Amounts           Units        Amounts         Capital
                                   --------------- --------------  ------------     -----------  -------------   --------------

BALANCE at December 31, 2000        $          0      1,881,142    $16,589,551         617,434      $5,033,781     $21,623,332

  Net income (loss)                            0              0      2,591,027               0      (1,035,609)      1,555,418
  Partnership distributions                    0              0     (2,412,208)              0               0      (2,412,208)
  Limited partner contributions                0        823,918      8,239,183         238,625       2,386,248      10,625,431
  Sales commissions and discounts              0              0       (782,723)              0        (226,693)     (1,009,416)
  Other offering expenses                      0              0       (247,176)              0         (71,587)       (318,763)
  Tax preferred conversions                    0         73,547        635,716         (73,547)       (635,716)              0
                                   --------------- -------------  ------------  --------------- ---------------  -------------
BALANCE at December 31, 2001                   0      2,778,607     24,613,370         782,512       5,450,424      30,063,794

  Net income (loss)                            0              0        703,572               0        (277,517)        426,055
  Partnership distributions                    0              0       (664,780)              0               0        (664,780)
  Tax preferred conversions                    0         19,200        133,734         (19,200)       (133,734)              0
                                   --------------- -------------  ------------  --------------- ---------------  -------------
BALANCE at March 31, 2002           $          0      2,797,807    $24,785,896         763,312      $5,039,173     $29,825,069
                                   =============== =============  ============  =============== ===============  =============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                                                     Three Months Ended
                                                                           -------------------------------------
                                                                                March 31,          March 31,
                                                                                 2002                2001
                                                                           ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    426,055         $    338,856
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Equity in income of joint venture                                     (447,743)            (324,574)
         Changes in assets and liabilities:
             Due to affiliates                                                        0               77,052
             Accounts receivable                                                    688               10,718
             Accounts payable                                                    (2,490)              98,708
                                                                           ------------------  -----------------
                     Net cash (used in) provided by operating activities        (23,490)             200,760
                                                                           ------------------  -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition and advisory fees paid                                                 0             (371,889)
   Distributions received from joint ventures                                   687,112              284,360
                                                                           ------------------  -----------------
                 Net cash provided by (used in) investing activities            687,112              (87,529)
                                                                           ------------------  -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Limited partners' contributions received                                           0           10,625,430
   Sales commissions paid                                                             0             (839,595)
   Offering costs paid                                                                0             (318,763)
   Distributions to partners                                                   (660,372)            (375,955)
                                                                           ------------------  -----------------
                 Net cash (used in) provided by financing activities           (660,372)           9,091,117
                                                                           ------------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,250            9,204,348

CASH AND CASH EQUIVALENTS, beginning of year                                     32,627              208,319
                                                                           ------------------  -----------------
CASH AND CASH EQUIVALENTS, end of period                                   $     35,877         $  9,412,667
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
   Write-off of deferred offering costs due to affiliate                   $          0         $    123,541
                                                                           ==================  =================

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XII, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization and Business

     Wells Real Estate Fund XII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, as its General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for income-producing commercial properties investment purposes. Each limited partner must elect whether to have his units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

     On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units at $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred Limited Partners, respectively. As of March 31, 2002, the Partnership had paid a total of $1,246,403 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of March 31, 2002, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below:

     -----------------------------------------------------------------------------------------------------------------------


               Joint Venture                      Joint Venture Partners                          Properties
               -------------                      ----------------------                          ----------
     -----------------------------------------------------------------------------------------------------------------------
     Fund XI-XII-REIT Associates       -    Wells Real Estate Fund XI, L.P.         1.  Eybl Cartex Building
                                       -    Wells Real Estate Fund XII, L.P.             A two-story manufacturing and
                                       -    Wells Operating Partnership, L.P.*           office building located in
                                                                                         Fountain Inn, South Carolina

                                                                                    2.  Sprint Building
                                                                                         A three-story office building
                                                                                         located in Leadwood, Johnson
                                                                                         County, Kansas

                                                                                    3.  Johnson Matthey Building
                                                                                         A one-story office building and
                                                                                         warehouse located in Tredyffin
                                                                                         Township, Chester County,
                                                                                         Pennsylvania

                                                                                    4.  Gartner Building
                                                                                         A three-story office building
                                                                                         located in Ft. Myers, Lee
                                                                                         County, Florida
     -----------------------------------------------------------------------------------------------------------------------
     Fund XII-REIT Associates          -    Wells Real Estate Fund XII, L.P.        5.  Siemens Building
                                       -    Wells Operating Partnership, L.P.*           A three-story office building
                                                                                         located in Troy, Oakland County,
                                                                                         Michigan

                                                                                    6.  AT&T Oklahoma Building
                                                                                         A one-story office building and a
                                                                                         two-story office building located
                                                                                         in Oklahoma City, Oklahoma
                                                                                         County, Oklahoma

                                                                                    7.  Comdata Building
                                                                                         A three-story office building
                                                                                         located in Williamson County,
                                                                                         Brentwood, Tennessee
     -----------------------------------------------------------------------------------------------------------------------

     * Wells Operating Partnership, L.P is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b)  Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distribution of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly to the limited partners as follows:

         . First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

         . Second, to the General Partners until each general partner has received distributions equal to 10% of the total cumulative distributions declared by the Partnership to date.

         . Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   INVESTMENTS IN JOINT VENTURES

     (a)  Basis of Presentation

     As of March 31, 2002, the Partnership owned interests in seven properties through its ownership in the joint ventures as described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                       Partnership's
                             Total Revenues                 Net Income              Share of Net Income
                      ---------------------------- ----------------------------- --------------------------
                           Three Months Ended           Three Months Ended           Three Months Ended
                      ---------------------------- ----------------------------- --------------------------
                        March 31,      March 31,      March 31,      March 31,      March 31,     March 31,
                          2002           2001           2002           2001           2002          2001
                      ------------- -------------- -------------- -------------- -------------- -----------
Fund XI-XII-REIT
  Associates             $  836,556     $  832,765     $  497,149       $514,277       $ 84,956    $ 87,887
Fund XII-REIT
  Associates              1,396,297        787,755        805,513        445,321        362,787     236,687
                       ------------ -------------- -------------- -------------- -------------- -----------
                         $2,232,853     $1,620,520     $1,302,662       $959,598       $447,743    $324,574
                       ============ ============== ============== ============== ============== ===========

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1,
     2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

     (a) Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Gross Revenues
     Gross revenues increased to $448,373 for the three months ended March 31, 2002 from $360,142 for the three months ended March 21, 2001 primarily due to an increase in equity in income of joint ventures generated from the Comdata Building in 2002, as it was acquired by Fund XII-REIT Associates in May 2001, offset by an increase in non-reimbursable tax expenses for the Gartner Building resulting from a Florida state sales tax audit conducted in 2001.

     Expenses
     Expenses increased to $22,318 for the three months ended March 31, 2002 from $21,286 for the three months ended March 31, 2001 primarily due to increases in accounting and legal fees. As a result, net income increased to $426,055 for the three months ended March 31, 2002 from $338,856 for the same period in 2001.

     Distributions
     The Partnership declared cash distributions to limited partners holding Cash Preferred Units of $0.24 and $0.22 per unit for the three months ended March 31, 2002 and 2001, respectively. The General Partners anticipate that distributions per unit to limited partners holding Cash Preferred Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were declared to limited partners holding Tax Preferred Units.

     (c) Liquidity and Capital Resources

     Net cash flows from operating activities decreased to $23,490 used for the three months ended March 31, 2002 from $200,760 provided for the three months ended March 31, 2001 primarily due to offering costs payable to Wells Capital, Inc., the general partner of Wells Partners, and other third parties, which were incurred prior to March 21, 2001 and repaid during the last three quarters of 2001, as the Partnership's public offering of limited partner units was terminated on March 21, 2001. Net cash flows from investing activities increased to $687,112 provided for the three months ended March 31, 2002 compared to $87,529 used for the three months ended March 31, 2001 due to (i) additional distributions received from joint ventures in 2002, a significant portion of which was generated from the Comdata Building and (ii) the payment of acquisition and advisory fees to Wells Capital, Inc. pursuant to the terms of the Partnership's prospectus as capital was raised during the quarter ended March 31, 2001. Net cash flows from financing activities decreased to $660,372 used for the three months ended March 31, 2002 compared to $9,091,117 provided for the three months ended March 31, 2001 primarily as a result of terminating the Partnership's public offering of limited partnership units on March 21, 2001 in addition to an increase in cash available for limited partnership distributions resulting form the increase in cash provided from financing activities as described above.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands and provide for distributions to limited partners generally through net cash flows provided from operations and received from joint ventures. While there is no assurance, the Partnership anticipates that distributions will continue to be paid to limited partners on a quarterly basis for the remainder of 2002 from such sources at a level at least comparable with those provided for the first quarter of 2002. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership's exposure to increases in costs and other operating expenses resulting from the impact of inflation.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

                           PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     WELLS REAL ESTATE FUND XII, L.P.
                     (Registrant)
Dated: May 10, 2002  By: /s/ Leo F. Wells, III
                     ------------------------------------
                     Leo F. Wells, III, as Individual
                     General Partner and as President,
                     and Chief Financial Officer of
                     Wells Capital, Inc., the General
                     Partner of Wells Partners, L.P.