Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND XII LP
filed 2002-08-14
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

        ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

        ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2438242
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

Yes  ☒    No  ☐

FORM 10-Q

WELLS REAL ESTATE FUND XII, L.P.

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund XII (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Investments in joint ventures (Note 2)	$29,535,172	$30,003,597
Cash and cash equivalents	15,338	32,627
Due from affiliates	709,988	687,112
Accounts receivable	4,468	2,867

Total assets	$30,264,966	$30,726,203

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$1,098	$2,490
Due to affiliates	60,000	0
Partnership distribution payable	673,285	659,919

Total liabilities	734,383	662,409

Partners’ capital:
Limited partners:
Cash Preferred—2,829,896 units and 2,778,607 units outstanding as of June 30, 2002 and December 31, 2001, respectively	24,987,661	24,613,370
Tax Preferred—731,223 units and 782,512 units outstanding as of June 30, 2002 and December 31, 2001, respectively	4,542,922	5,450,424

Total partners’ capital	29,530,583	30,063,794

Total liabilities and partners’ capital	$30,264,966	$30,726,203

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity in income of joint ventures (Note 2)	$477,163	$362,492	$924,908	$687,065
Interest income	0	46,607	628	82,175

	477,163	409,099	925,536	769,240

EXPENSES:
Partnership administration	95,490	22,187	109,049	33,623
Legal and accounting	2,427	4,157	9,363	12,807
Computer costs	1,632	4,295	3,455	5,495

	99,549	30,639	121,867	51,925

NET INCOME	$377,614	$378,460	$803,669	$717,315

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$650,353	$634,064	$1,353,925	$1,179,956

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(272,739)	(255,604)	$(550,256)	$(462,641)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.23	$0.27	$0.48	$0.50

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.37)	$(0.33)	$(0.74)	$(0.60)

CASH DISTRIBUTION PER CASH PREFERRED LIMITED PARTNER UNIT	$0.24	$0.26	$0.48	$0.47

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE at December 31, 2000	1,881,142	$16,589,551	617,434	$5,033,781	$21,623,332

Net income (loss)	0	2,591,027	0	(1,035,609)	1,555,418
Partnership distributions	0	(2,412,208)	0	0	(2,412,208)
Limited partner contributions	823,918	8,239,183	238,625	2,386,248	10,625,431
Sales commissions and discounts	0	(782,723)	0	(226,693)	(1,009,416)
Other offering expenses	0	(247,176)	0	(71,587)	(318,763)
Tax preferred conversions	73,547	635,716	(73,547)	(635,716)	0

BALANCE at December 31, 2001	2,778,607	24,613,370	782,512	5,450,424	30,063,794

Net income (loss)	0	1,353,925	0	(550,256)	803,669
Partnership distributions	0	(1,336,880)	0	0	(1,336,880)
Tax preferred conversions	51,289	357,246	(51,289)	(357,246)	0

BALANCE at June 30, 2002 (unaudited)	2,829,896	$24,987,661	731,223	$4,542,922	$29,530,583

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$803,669	$717,315
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(924,908)	(687,065)
Changes in assets and liabilities:
Due to affiliates	60,000	(23,989)
Accounts payable	(1,392)	(1,588)
Accounts receivable	(1,601)	(14,378)

Net cash used in operating activities	(64,232)	(9,705)

CASH FLOW FROM INVESTING ACTIVITIES:
Investments in joint ventures	0	(8,926,156)
Deferred project costs	0	(371,900)
Distributions received from joint ventures	1,370,457	776,331

Net cash provided by (used in) investing activities	1,370,457	(8,521,725)

CASH FLOW FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	10,625,430
Sales commissions	0	(1,055,481)
Offering costs	0	(318,763)
Distributions to partners	(1,323,514)	(884,431)

Net cash (used in) provided by financing activities	(1,323,514)	8,366,755

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,289)	(164,675)
CASH AND CASH EQUIVALENTS, beginning of year	32,627	208,319

CASH AND CASH EQUIVALENTS, end of period	$15,338	$43,644

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Reversal of deferred offering costs due to affiliate	$0	$180,409

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as the General Partners. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. Each limited partner must elect whether to have his units treated as Cash Preferred units or Tax Preferred units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred units or Tax Preferred units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of June 30, 2002, the Partnership had paid a total of $1,246,403 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of June 30, 2002, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund XI-XII-REIT Associates	—Wells Real Estate Fund XI, L.P. —Wells Real Estate Fund XII, L.P. —Wells Operating Partnership, L.P.*
1.  Eybl Cartex Building
    A two-story manufacturing and office building located in Fountain Inn, South Carolina
2.  Sprint Building
    A three-story office building located in Leadwood, Johnson County, Kansas
3.  Johnson Matthey Building
    A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania
4.  Gartner Building
    A two-story office building located in Ft. Myers, Lee County, Florida

Fund XII-REIT Associates	—Wells Real Estate Fund XII, L.P. —Wells Operating Partnership, L.P.*
5.  Siemens Building
    A three-story office building located in Troy, Oakland County, Michigan
6.  AT&T Oklahoma Building
    A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma
7.  Comdata Building
    A three-story office building located in Williamson County, Brentwood, Tennessee

*
Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the foregoing properties was acquired on an all cash basis. For further information regarding the above joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c )    Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c)    Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of the total cumulative distributions declared by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)    Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.    INVESTMENTS IN JOINT VENTURES

(a)    Basis of Presentation

As of June 30, 2002, the Partnership owned interests in seven properties through its ownership in the joint ventures as described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b)    Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund XI-XII-REIT Associates	$877,713	$847,857	$545,009	$499,960	$93,137	$85,440
Fund XII-REIT Associates	1,422,140	1,102,873	852,672	587,864	384,026	277,052

	$2,299,853	$1,950,730	$1,397,681	$1,087,824	$477,163	$362,492

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund XI-XII-REIT Associates	$1,717,083	$1,689,371	$1,042,158	$1,014,237	$178,094	$173,326
Fund XII-REIT Associates	2,821,413	1,896,195	1,658,185	1,033,184	746,814	513,739

	$4,538,496	$3,585,566	$2,700,343	$2,047,421	$924,908	$687,065

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

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

(b)    Results of Operations

Gross Revenues
Gross revenues increased to $925,536 for the six months ended June 30, 2002 from $769,240 for the six months ended June 30, 2001 primarily due to an increase in income generated from the Comdata Building, as it was acquired in May 2001, partially offset by (i) a decrease in interest income resulting from capital contributions to Fund XII-REIT Associates for the purchase of the Comdata Building in May 2001 and (ii) increased depreciation expense for the Comdata Building.

Expenses
Expenses increased to $121,867 for the six months ended June 30, 2002 from $51,925 for the six months ended June 30, 2001 primarily as a result of Tennessee Partnership franchise and excise taxes assessed for 2001 and 2002 during the second quarter of 2002.

As a result, net income increased to $803,669 for the six months ended June 30, 2002 from $717,315 for the same period in 2001.

Distributions
The Partnership declared cash distributions to limited partners holding Cash Preferred units of $0.48 and $0.47 per unit for the six months ended June 30, 2002 and 2001, respectively. The General Partners anticipate that distributions per unit to limited partners holding Cash Preferred units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were declared to limited partners holding Tax Preferred units.

(c)    Liquidity and Capital Resources

Net cash used in operating activities increased to $64,232 for the six months ended June 30, 2002 from $9,705 for the six months ended June 30, 2001 primarily due to the increase in expenses and reduction of interest income describe above. Net cash flows from investing activities increased to $1,370,457 provided for the six months ended June 30, 2002 compared to $8,521,725 used for the six months ended June 30, 2001 due to (i) capital contributions to Fund XII-REIT Associates for the purchase of the Comdata Building in the second quarter of 2001, (ii) additional distributions received from joint ventures in 2002, the majority of which has been generated from the Comdata Building, and (iii) the payment of deferred project costs to Wells Capital, Inc., an affiliate of the general partners, pursuant to the terms of the Partnership’s prospectus, as capital was raised during the six months period ended June 30, 2001. Net cash flows from financing activities decreased to $(1,323,514) used for the six months ended June 30, 2002 compared to $8,366,755 provided for the six months ended June 30, 2001 primarily as a result of terminating the Partnership’s public offering of limited partnership units on March 21, 2001, offset by the payment of additional distributions to limited partners commensurate with the increase in cash flows received from joint ventures during the same period.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands and provide for distributions to limited partners generally through net cash flows provided from operations and received from joint ventures. While there is no assurance, the Partnership anticipates that distributions will continue to be paid to limited partners on a quarterly basis for the remainder of 2002 from such sources at a level at least comparable with those provided for the first quarter of 2002. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in the Partnership’s liquidity increasing or decreasing in a material way.

(d)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership’s exposure to increases in costs and other operating expenses resulting from the impact of inflation.

(e)    Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II— OTHER INFORMATION

ITEM 6 (b.)  During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

Date: August 12, 2002	By:	/s/ Leo F. Wells, III
Leo F. Wells, III as Individual General Partner and as President, of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Date: August 12, 2002	By:	/s/ Douglas P. Williams
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XII, L.P.

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002