Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND XII LP
filed 2002-11-13
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation or organization)	58-2438242 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250 Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code         (770) 449-7800

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

             Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XII, L.P.

Exhibit Index	17

Exhibit 99.1 — Certification of Chief Executive Officer	18

Exhibit 99.2 — Certification of Chief Financial Officer	19

WELLS REAL ESTATE FUND XII, L.P.
(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$29,200,840	$30,003,597
Cash and cash equivalents	12,019	32,627
Due from affiliates	694,072	687,112
Accounts receivable	3,297	2,867

Total assets	$29,910,228	$30,726,203

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$0	$2,490
Partnership distribution payable	656,293	659,919

Total liabilities	656,293	662,409

Partners’ capital:
Limited partners:
Cash Preferred — 2,832,896 units and 2,778,607 units outstanding as of September 30, 2002 and December 31, 2001, respectively	25,010,694	24,613,370
Tax Preferred — 728,223 units and 782,512 units outstanding as of September 30, 2002 and December 31, 2001, respectively	4,243,241	5,450,424

Total partners’ capital	29,253,935	30,063,794

Total liabilities and partners’ capital	$29,910,228	$30,726,203

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND XII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$409,742	$455,775	$1,334,650	$1,142,840
Interest income	149	1,496	777	83,671

	409,891	457,271	1,335,427	1,226,511

EXPENSES:
Partnership administration	29,419	15,000	138,467	48,623
Legal and accounting	290	9,150	9,654	21,957
Computer costs	1,722	3,002	5,177	8,497

	31,431	27,152	153,298	79,077

NET INCOME	$378,460	$430,119	$1,182,129	$1,147,434

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$657,245	$706,992	$2,011,170	$1,886,948

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(278,785)	$(276,873)	$(829,041)	$(739,514)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.23	$0.25	$0.71	$0.75

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.38)	$(0.56)	$(1.12)	$(1.16)

CASH DISTRIBUTION PER CASH PREFERRED LIMITED PARTNER UNIT	$0.23	$0.23	$0.70	$0.70

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Cash Preferred		Tax Preferred

	Units	Amounts	Units	Amounts	Partners’ Total Capital

BALANCE at December 31, 2000	1,881,142	$16,589,551	617,434	$5,033,781	$21,623,332

Net income (loss)	0	2,591,027	0	(1,035,609)	1,555,418
Partnership distributions	0	(2,412,208)	0	0	(2,412,208)
Limited partner contributions	823,918	8,239,183	238,625	2,386,248	10,625,431
Sales commissions and discounts	0	(782,723)	0	(226,693)	(1,009,416)
Other offering expenses	0	(247,176)	0	(71,587)	(318,763)
Cash preferred conversions	(2,500)	(22,945)	2,500	22,945	0
Tax preferred conversions	76,047	658,661	(76,047)	(658,661)	0

BALANCE at December 31, 2001	2,778,607	24,613,370	782,512	5,450,424	30,063,794

Net income (loss)	0	2,011,170	0	(829,041)	1,182,129
Partnership distributions	0	(1,991,988)	0	0	(1,991,988)
Tax preferred conversions	54,289	378,142	(54,289)	(378,142)	0

BALANCE at September 30, 2002 (unaudited)	2,832,896	$25,010,694	728,223	$4,243,241	$29,253,935

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,182,129	$1,147,434
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(1,334,650)	(1,142,840)
Changes in assets and liabilities:
Due to affiliates	0	(23,989)
Accounts payable	(2,490)	(1,588)
Accounts receivable	(430)	5,790

Net cash used in operating activities	(155,441)	(15,193)

CASH FLOW FROM INVESTING ACTIVITIES:
Investments in joint ventures	0	(8,926,156)
Deferred project costs	0	(371,900)
Distributions received from joint ventures	2,130,447	1,350,065

Net cash provided by (used in) investing activities	2,130,447	(7,947,991)

CASH FLOW FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	10,625,430
Sales commissions	0	(1,055,481)
Offering costs	0	(318,763)
Distributions paid to partners from accumulated earnings	(1,995,614)	(1,484,360)

Net cash (used in) provided by financing activities	(1,995,614)	7,766,826

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,608)	(196,358)

CASH AND CASH EQUIVALENTS, beginning of year	32,627	208,319

CASH AND CASH EQUIVALENTS, end of period	$12,019	$11,961

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Deferred project costs applied to joint ventures	$0	$371,927

Write-off of deferred offering costs due to Affiliate	$0	$180,409

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XII, L.P.
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of September 30, 2002, the Partnership had paid a total of $1,246,403 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of September 30, 2002, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners		Properties

Fund XI-XII-REIT Associates	- Wells Real Estate Fund XI, L.P. - Wells Real Estate Fund XII, L.P. - Wells Operating Partnership, L.P.*	1.	Eybl Cartex Building A two-story manufacturing and office building located in Fountain Inn, South Carolina
		2.	Sprint Building A three-story office building located in Leadwood, Johnson County, Kansas
		3.	Johnson Matthey Building A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania
		4.	Gartner Building A two-story office building located in Ft. Myers, Lee County, Florida

Fund XII-REIT Associates	- Wells Real Estate Fund XII, L.P. - Wells Operating Partnership, L.P.*	5.	Siemens Building A three-story office building located in Troy, Oakland County, Michigan
		6.	AT&T Oklahoma Building A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma
		7.	Comdata Building A three-story office building located in Williamson County, Brentwood, Tennessee

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

         (d)      Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

2.       INVESTMENTS IN JOINT VENTURES

         (a)      Basis of Presentation

As of September 30, 2002, the Partnership owned interests in seven properties through its ownership in the joint ventures as described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

          (b)    Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund XI-XII- REIT Associates	$837,893	$843,962	$483,789	$520,011	$82,675	$88,867
Fund XII-REIT Associates	1,333,292	1,409,716	726,711	814,542	327,067	366,908

	$2,171,185	$2,253,678	$1,210,500	$1,334,553	$409,742	$455,775

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund XI-XII-REIT Associates	$2,530,767	$2,533,153	$1,525,947	$1,534,247	$260,769	$262,193
Fund XII-REIT Associates	4,154,705	3,305,911	2,384,896	1,847,726	1,073,881	880,647

	$6,685,472	$5,839,064	$3,910,843	$3,381,973	$1,334,650	$1,142,840

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

         (a)      Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

         (b)      Results of Operations

Gross Revenues
Gross revenues increased to $1,335,427 for the nine months ended September 30, 2002 from $1,226,511 for the nine months ended September 30, 2001 due to an increase in equity in income of joint ventures resulting from additional income generated by the Comdata Building, as it was acquired in May 2001, partially offset by (i) a decrease in interest income resulting from lower average cash balances, as the Partnership contributed capital to Fund XII-REIT Associates in 2002, (ii) increased tax expenses for the Gartner Building resulting from the Florida state sales tax audit conducted in 2001, (iii) decreased management and leasing fees for the Siemens Building as a result of collecting 2001 property tax reimbursements in the third quarter of 2001, and (iv) uncollectible receivables due from tenants at the Gartner Building, which were written-off in the third quarter of 2002.

Gross revenues decreased to $409,891 for the three months ended September 30, 2002 from $457,271 for the three months ended September 30, 2001, primarily due to lower interest income earned by the Partnership and its joint ventures as a result of purchasing the Comdata Building in the second quarter of 2001, thereby causing average cash balances to decrease, and a general decline in interest rates during 2002.

Expenses
Expenses increased to $153,298 for the nine months ended September 30, 2002 from $79,077 for the nine months ended September 30, 2001 primarily as a result of Tennessee Partnership franchise and excise taxes assessed for 2001 and 2002 during the second quarter of 2002. In addition, legal and accounting fees decreased from $21,957 for the nine months ended September 30, 2002 to $9,654 for the nine months ended September 30, 2001 as a result of acquiring properties through the Partnerships interest in Fund XII-REIT Associates in 2001.

As a result, net income increased to $1,182,129 for the nine months ended September 30, 2002 from $1,147,434 for the same period in 2001.

Distributions
The Partnership made distributions made to the Cash Preferred limited partners of $0.70 per unit, with respect to the nine months ended September 30, 2002 and 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the Tax Preferred limited partners or the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the Cash Preferred limited partners is that such distributions are likely to continue at a level comparable with that provided for the nine months ended September 30, 2002.

         (c)      Liquidity and Capital Resources

Net cash used in operating activities increased to $155,441 for the nine months ended September 30, 2002 from $15,193 for the nine months ended September 30, 2001 primarily due to the increase in expenses and reduction of interest income describe above. Net cash flows from investing activities increased to $2,130,447 provided for the nine months ended September 30, 2002 compared to $7,947,991 used for the nine months ended September 30, 2001 as a result of (i) contributing capital to Fund XII-REIT Associates for the purchase of the Comdata Building in 2001, (ii) additional distributions received from joint ventures in 2002, the majority of which has been generated from the Comdata Building, and (iii) the payment of deferred project costs to Wells Capital, Inc., an affiliate of the general partners, pursuant to the terms of the Partnership’s prospectus, as capital was raised during the nine months period ended September 30, 2001. Net cash flows from financing activities decreased to $1,995,614 used for the nine months ended September 30, 2002 compared to $7,766,826 provided for the nine months ended September 30, 2001 primarily as a result of terminating the Partnership’s public offering of limited partnership units on March 21, 2001, offset by the payment of additional distributions to limited partners commensurate with the increase in cash flows received from joint ventures during the same period.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

         (d)      Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the Partnership from the impact of inflation and increases in costs and other operating expenses, including common area maintenance, real estate tax and insurance reimbursement billings to tenants either on a per square foot basis or above a certain allowance per square foot annually. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)
By:	WELLS PARTNERS, L.P. (General Partner)

By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The regisrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XII, L.P.

Exhibit No	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002