Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND XII LP
filed 2003-03-31
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                                                   to

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L. P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CASH PREFERRED UNITS

(Title of Class)

TAX PREFERRED UNITS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates: Not Applicable

PART I

ITEM 1.    BUSINESS

General

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as the General Partners. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their unites treat their units as Cash Preferred status units or Tax Preferred status units Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred units or Tax Preferred units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of December 31, 2002, the Partnership had paid a total of $1,246,391 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the General Partner of Wells Partners, and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, and asset management and investor relations for the Partnership. See item 11—“Compensation of General Partners and Affiliates” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

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

ITEM 2.    PROPERTIES

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of December 31, 2002, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99
Fund XI-XII- REIT Associates	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.	1. Eybl Cartex Building A two-story manufacturing and office building located in Fountain Inn, South Carolina	0%	100%	100%	100%
		2. Sprint Building A three-story office building located in Leadwood, Johnson County, Kansas	100%	100%	100%	100%
		3. Johnson Matthey Building A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania	100%	100%	100%	100%
		4. Gartner Building A two-story office building located in Ft. Myers, Lee County, Florida	100%	100%	100%	100%

Fund XII-REIT Associates	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.	5. Siemens Building A three-story office building located in Troy, Oakland County, Michigan	100%	100%	100%	—
		6. AT&T Oklahoma Building A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma	100%	100%	100%	—
		7. Comdata Building A three-story office building located in Williamson County, Brentwood, Tennessee	100%	100%	—	—

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Partnership does not have control over the operations of the above joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

As of December 31, 2002, the lease expirations schedule during each of the following ten years for all properties owned by the joint ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2000(2)	10				100%	100%
2007(1)	2	198,900	$2,041,650	$348,898	42.6%	32.3%
2008(2)	2	87,400	1,271,828	309,969	18.7	20.1
2010(3)	2	180,554	2,998,432	1,348,935	38.7	47.6

	6	466,854	$6,311,910	$2,007,802	100.0%	100.0%

(1)	Expiration of Sprint lease (68,900 square feet) and Johnson Matthey lease (130,000 square feet).
(2)	Expiration of Gartner lease (62,400 square feet) and Jordan Associates lease (25,000 square feet).
(3)	Expiration of AT&T lease (103,500 square feet) and Siemens lease (77,054 square feet).

Additional information about the properties and joint ventures in which the Partnership owns interests as of December 31, 2002 is provided below:

Fund XI—XII—REIT Associates

On June 21, 1999, Fund XI-REIT Associates, a joint venture between Wells Real Estate Fund XI, L.P. (“Wells Fund XI) and Wells OP, was amended and restated to admit the Partnership as a joint venture partner. Wells Fund XI and Wells OP are affiliates of the Partnership through common general partners and have investment objectives substantially identical to those of the Partnership. Accordingly, Fund XI-REIT Associates subsequently changed its name to the Fund XI-XII-REIT Associates. Fund XI-REIT Associates had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina (further described below). As of December 31, 2002, the Partnership, Wells Fund XI, and Well OP had contributed $5,300,000, $8,131,351, and $17,585,310 for equity interests in Fund XI-XII-REIT Associates of approximately 17%, 26%, and 57%, respectively.

Sprint Building

On July 2, 1999, the Fund XI-XII-REIT Associates acquired the Sprint Building, a three-story office building with approximately 68,900 rentable square feet on a 7.12 acre tract of land located in Leawood, Johnson County, Kansas, for a purchase price of $9,500,000, plus acquisition and closing costs of approximately $46,200. As of December 31, 2002, the Partnership had contributed $1,000,000, Wells Fund XI had contributed $3,000,000 and Wells OP had contributed $5,546,210 to the purchase of this property.

The entire rentable area of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. (“Sprint”) dated February 14, 1997. The seller’s interest in the lease was assigned to Fund XI-XII-REIT Associates at the closing. The initial term of the lease is ten years, which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the option to extend the lease for two additional five-year periods of time. The monthly base rent payable under the lease is $83,254 through May 18, 2002 and $91,867 for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then current market rate which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas areas.

The lease contains a termination option, which may be exercised by Sprint effective May 18, 2004, provided that Sprint has not exercised either of the expansion options described below. Sprint must provide notice to Fund XI-XII-REIT Associates of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay Fund XI-XII-REIT Associates a termination payment equal to $6.53 per square foot, or $450,199.

Sprint also has an expansion option for an additional 20,000 square feet of office space, which may be exercised in two expansion phases. Sprint’s expansion rights involve building on unfinished ground-level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

The average effective annual rental per square foot at the Sprint Building was $15.45 for 2002 and 2001, and $15.44 for 2000 and 1999, the first year of ownership.

EYBL CarTex Building

On May 18, 1999, Fund XI-XII-REIT Associates purchased the EYBL CarTex Building, a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina for a purchase price of $5,085,000, plus acquisition and closing costs of approximately $37,000. The purchase cost was funded by capital contributions of $1,530,000 from the partnership and $3,591,827 from Wells OP.

The EYBL CarTex Building is a manufacturing building containing approximately 169,510 rentable square feet, comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which contained approximately 64,000 square feet of warehouse space.

The entire 169,510 rentable square feet of the EYBL CarTex Building has a ten year lease with EYBL CarTex, Inc., a South Carolina corporation, beginning on March 1, 1998. EYBL CarTex has the right to extend the Lease for two additional five-year periods. Each extension option must be exercised by giving notice to the landlord at least twelve months prior to the expiration date of the then current lease term. The annual rent payable is $508,530 for the first four years, $550,907 for years five and six, $593,285 for years seven and eight, and $610,236 for years nine and ten.

The sole tenant vacated the Eybl CarTex building in November 2002 and is currently in default under the terms of the lease agreement as a result of failing to pay rent beginning in December 2002. Fund XI-XII-REIT Associates is currently pursuing legal actions to collect the delinquent rent due under this lease and, concurrently, actively seeking prospective tenants and marketing the property for releasing. Rental revenue reductions associated with the vacant space approximate $650,000 annually.

The average effective annual rental per square foot at the EBYL CarTex Building was $3.29 for 2002 and $3.31 for 2001, 2000, and 1999, the first year of ownership.

Johnson Matthey Building

On August 17, 1999, the Fund XI-XII-REIT Associates acquired the Johnson Matthey Building, an office and warehouse building located in Chester County, Pennsylvania, for a purchase price of $8,000,000, plus acquisition and closing costs of approximately $60,000. The purchase of the building was funded by capital contributions of $1,500,000 from the Partnership, $3,494,727 from Wells Fund XI and $3,061,594 from Wells OP.

The Johnson Matthey Building, an office and warehouse building containing approximately 130,000 square-feet, was first constructed in 1973 as a multi-tenant facility and was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

The entire rentable area of the Johnson Matthey Building is currently leased to Johnson Matthey. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three—$789,750, year four—$809,250, year five—$828,750, year six—$854,750, year seven—$874,250, year eight—$897,000, year nine—$916,500, and year ten—$939,250. The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease at the same terms and conditions for one additional three-year period.

Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Associates desires to sell the building to an unrelated third party. Fund XI-XII-REIT Associates must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the third-party offer.

The average effective annual rental per square foot at the Johnson Matthey Building was $6.77 for 2002, and $6.67 for 2001, 2000, and 1999, the first year of ownership.

Gartner Building

On September 20, 1999, the Fund XI-XII-REIT Associates acquired the Gartner Building, a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located in Fort Meyers, Lee County, Florida for a purchase price of $8,320,000 plus acquisition and closing costs of approximately $27,600. The purchase was funded by capital contributions of $2,800,000 by the Partnership, $106,554 by Wells Fund XI and $5,441,064 by Wells OP.

The entire rentable area of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the “Gartner Lease”). The initial term of the Gartner Lease is ten years, commencing on February 1, 1998 and expiring on January 31, 2008. Gartner has the right to extend the Gartner Lease for two additional five-year periods. The annual base rent payable for the remainder of the Gartner Lease term is $830,668 through January 2003, and will increase by 2.5% through the remainder of the lease term.

In addition, Gartner was afforded two expansion options to construct additional buildings under the Gartner Lease, neither of which were exercised and expired on April 15, 2002.

The average effective annual rental per square foot at the Gartner Building was $13.73 for 2002 and $13.68 for 2001, 2000, and 1999, the first year of ownership.

Fund XII—REIT Associates

On April 10, 2000, the Partnership and Wells OP formed Fund XII-REIT Associates for the purpose of acquiring owning, leasing, operating and managing real properties. As of December 31, 2002, the Partnership had contributed $24,613,401 for an equity interest of approximately 45%, and Wells OP had contributed $30,011,162 for an equity interest of approximately 55% equity interest in the Fund XII-REIT Associates.

Siemens Building

On May 10, 2000, Fund XII-REIT Associates purchased the Siemens Building, a three-story office building containing 77,054 rentable square feet on a 5.3 acre tract of land located in Troy, Oakland County, Michigan. The purchase price for the Siemens Building was $14,265,000, which was funded by capital contributions of $7,096,245 from the Partnership and $7,096,245 from Wells OP.

The entire Siemens Building is currently under a net lease agreement with Siemens Automotive Corporation (“Siemens”) that expires August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods at 95% of the then current fair market rental rates.

The monthly rent payable under the Siemens lease is $117,251 for year one; $119,947 for year two; $122,644 for year three; $125,341 for year four; $128,038 for year five; $130,735 for year six; and $133,432 for year seven and the first eight months of year eight.

Siemens has a one-time right to cancel the lease effective after the 90th month of the term upon (a) providing written notice of such cancellation on or before the last day of the 78th month, and (b) paying a cancellation fee to Fund XII-REIT Associates equal to the amortized cost of landlord’s paid brokerage commissions, plus the landlord’s contribution as of the cancellation date, amortized at a rate of 10% per annum over a period of 126 months.

The average effective annual rental rate per square foot at the Siemens Building was $18.68 for 2002 and $19.01 for 2001 and 2000, the first year of ownership.

AT&T Oklahoma Buildings

On December 28, 2000, Fund XII-REIT Associates purchased the AT&T Oklahoma Buildings, a one-story office building and a two-story office building containing an aggregate of approximately 128,500 rentable square feet on a 11.34 acre tract of land located in Oklahoma City, Oklahoma County, Oklahoma for a purchase price of $15,300,000, plus acquisition and closing costs of approximately $28,000. The purchase of the building was funded by capital contributions of $8,591,000 by the Partnership and $6,736,554 by Wells OP.

The entire 78,500 rentable square feet of the two-story office building and 25,000 rentable square feet of the one-story office building are currently under a net lease agreement with AT&T Corporation. (“AT&T”). The AT&T lease commenced on April 1, 2000 and expires on November 30, 2010. AT&T has the right to extend the AT&T lease for two additional five-year periods at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the lease.

Annual base rent is payable for the initial term of the AT&T lease as follows: months 1 to 35—$1,242,000, months 36 to 65—$1,293,750; months 66 to 95—$1,345,500 and months 96 to 125—$1,397,250, all payable in equal monthly installments.

AT&T has a right of first offer to lease the space currently occupied by Jordan Associates, Inc. should Jordan decide to vacates the premises.

Jordan Associates currently occupies the 25,000 rentable square feet contained in the one-story office building under a net lease agreement. The initial term of the Jordan lease commenced on April 1, 1998 for a period of ten years. Jordan has the right to extend the lease for one five year period at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the initial lease term.

Annual base rent is payable for the initial lease term of the Jordan lease as follows: Months 1 to 60—$294,500 and months 61 to 120—$332,000 payable in equal monthly installments.

The average effective annual rental rate per square foot at the AT&T Oklahoma Buildings was $12.46 for 2002, and $12.78 for 2001 and 2000, the first year of ownership.

The Comdata Building

On May 15, 2001, Fund XII-REIT Associates purchased the Comdata Building, a three-story office building containing approximately 201,237 rentable square feet on a 12.3-acre tract of land located at 5301 Maryland Way, Williamson County, Brentwood, Tennessee for a purchase price of $24,950,000, plus acquisition and closing costs of approximately $52,000. The purchase price was funded by capital contributions of $8,926,156 from the Partnership and $16,075,863 from Wells OP.

The entire Comdata Building is currently under a triple-net lease agreement with Comdata, a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on April 1, 1997 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent of the final year of the initial term or 90% of the then-current fair market rental rate.

Annual base rent is payable for the current term of the Comdata lease as follows: $2,398,672 for year 1; $2,458,638 for years 2-6; $2,528,605 for years 7-11; and $2,578,572 for years 12-15.

The average effective annual rental rate per square foot at the Comdata Building was $12.44 for 2002 and $12.47 for 2001, the first year of ownership.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of Units in the Partnership terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units held by a total of 1,227 and 106 Limited Partners, respectively. As of February 28, 2003, the Partnership had 2,856,396 outstanding Cash Preferred Units held by a total of 1,248 Limited Partners and 704,723 outstanding Tax Preferred Units held by a total of 94 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Pursuant to Section 15.2 of the Partnership Agreement and the Partnership’s Prospectus, the General Partners are required to prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports. Pursuant to Section 15.2 of the Partnership Agreement and the Partnership’s Prospectus, for the first three fiscal years following the termination of the offering of units in the Partnership, the estimated value of the units shall be deemed to be $10 per unit for these purposes. The basis for this valuation is the fact that the Partnership was recently engaged in a public offering of its units at the price of $10.00 per unit. However, please note that there is no public trading market for the units nor is one ever expected to develop and there can be no assurance that limited partners could receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future. In addition, the Partnership has not performed an evaluation of the Partnership properties and, therefore, this valuation is not based upon the value of the Partnership properties, nor does it represent the amount limited partners would receive if the Partnership properties were sold and the proceeds distributed to the limited partners in a liquidation of the Partnership, which amount would most likely be less than $10.00 per unit as a result of the fact that, at the time the Partnership purchased its properties, the amount of funds available for investment in properties was reduced by the 16% of offering proceeds raised by the Partnership, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in this Annual Report and the Partnership’s Prospectus.

After the expiration of this three-year period, the General Partners are required under the Partnership Agreement to determine an estimated per unit valuation by estimating the amount a holder of Partnership units would receive if the Partnership properties were sold as of the close of the Partnership’s fiscal year at their estimated fair market values and the proceeds from such sales (without reductions for selling expenses and other costs), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. Accordingly, these estimates, when prepared by the General Partners, should not be viewed as an accurate reflection of the values of the Limited Partners’ units, what a Limited Partner might be able to sell his units for, or the fair market value of the Partnership properties, nor will they represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations to be performed by the General Partners will be estimates only, and will be based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations.

Cash Preferred Status Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Tax Preferred Units. Holders of Cash Preferred Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation and amortization deductions. These deductions will be allocated to the Tax Preferred Units, until their capital account balances have been reduced to zero. No distributions have been made to the Tax Preferred Status Limited Partners or the General Partners as of December 31, 2002.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Cash Preferred Status Limited Partners during 2002 and 2001 were as follows:

		Per Cash Preferred Unit
Distribution for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital	General Partner
March 31, 2001	$482,871	$0.25	$0.00	$0.00
June 30, 2001	$626,237	$0.23	$0.00	$0.00
September 30, 2001	$642,554	$0.25	$0.00	$0.00
December 31, 2001	$660,546	$0.25	$0.00	$0.00
March 31, 2002	$664,780	$0.24	$0.00	$0.00
June 30, 2002	$672,100	$0.24	$0.00	$0.00
September 30, 2002	$655,108	$0.23	$0.00	$0.00
December 31, 2002	$660,541	$0.23	$0.00	$0.00

The fourth quarter distribution was accrued for accounting purposes in 2002 and paid to Limited Partners in February 2003.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2002, 2001 and 2000 and the seven months ended December 31, 1999, the first year of operation.

	2002	2001	2000	1999
Total assets	$29,625,341	$30,726,203	$22,251,384	$8,607,630
Total revenues	1,727,330	1,661,194	929,868	160,379
Net income	1,547,894	1,555,418	856,228	122,817
Net loss allocated to General Partners	0	0	0	(500)
Net income allocated to Cash Preferred Limited Partners	2,655,622	2,591,027	1,209,438	195,244
Net loss allocated to Tax Preferred Limited Partners	(1,107,728)	(1,035,609)	(353,210)	(71,927)
Net income per weighted average (1) Cash Preferred Limited Partner Unit	$0.94	$0.98	$0.89	$0.50
Net loss per weighted average (1) Tax Preferred Limited Partner Unit	(1.49)	(1.31)	(0.92)	(0.56)
Cash Distributions per weighted average (1)
Cash Preferred Limited Partner Unit:
Investment income	$0.94	$0.91	$0.77	$0.55
Return of capital	0.00	0.00	0.00	0.00

(1)	Weighted average units are calculated by averaging units over the period outstanding during which such units were sold to Limited Partners and/or converted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

(a)    Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership increased to $1,727,330 for 2002 from $1,661,194 for 2001, and $929,868 for 2000, primarily due to the corresponding increase in equity in income of joint ventures described below, partially offset by a decrease in interest income as a result of investing all remaining offering proceeds in properties during 2001 and 2000.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest increased in 2002, as compared to 2001, and increased in 2001, as compared to 2000, primarily due to the acquisitions of the Comdata Building in December 2001, the Siemens Building in May 2000, and AT&T Oklahoma Buildings in December 2000, thereby resulting in a full year of operations for the first time for the Siemens Building and the AT&T Oklahoma Buildings in 2001, and for the Comdata Building in 2002. The 2002 increase over 2001 is partially offset by the vacancy of the EYBL CarTex Building beginning in December 2002.

Since the sole tenant of the EYBL CarTex Building vacated the premises, ceased making its rental payments in December 2002 and dissolved as a corporation with the Secretary of State of South Carolina effective December 31, 2002, and since this building has not yet been re-leased, gross revenues of Fund XI-XII-REIT Associates are anticipated to decrease in 2003 resulting in substantially lower gross revenues allocable to the Partnership with respect to its interest in the joint venture.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest increased in 2002, as compared to 2001, and increased in 2001, as compared to 2000, primarily due to the acquisitions of the Comdata Building in 2001 and the Siemens Building and AT&T Oklahoma Buildings in 2000, thus, resulting in a full year of operations for the first time for the Siemens Building and the AT&T Oklahoma Buildings in 2001, and for the Comdata Building in 2002.

Expenses

Expenses of the Partnership increased to $179,436 for 2002, from $105,776 for 2001, from $73,640 for 2000. The 2002 increase from 2001 resulted primarily from Tennessee Partnership franchise and excise taxes assessed during 2002 for both 2001 and 2002. The 2001 increase from 2000 resulted primarily from increases in administrative salaries.

As a result, net income of the Partnership was $1,547,894, $1,555,418, and $856,228 for the years ended December 31, 2002, 2001, and 2000, respectively.

(c)    Liquidity and Capital Resources

The offering for sale of Units in the Partnership terminated on March 21, 2001, at which time the Partnership had received aggregate gross offering proceeds of $35,611,192 from the sale of 2,688,861 Cash Preferred and 872,258 Tax Preferred limited partner units to a total of 1,227 and 106 limited partners, respectively, for total limited partner capital contributions of $35,611,192. As of December 31, 2002, the Partnership has paid $1,246,391 in acquisition and advisory fees and acquisition expenses, payment of $4,451,400 in selling commissions and organization and offering expenses, and an investment of $5,300,000 in the Fund XI-XII-REIT Associates and $24,613,401 in the Fund XII-REIT Associates.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of December 31, 2001, the Partnership had paid a total of $1,246,391 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

Cash Flows From Operating Activities

Net cash flows from operating activities was $176,478 used for 2002, $73,029 used for 2001, and $247,244 provided for 2000. The 2002 increase in cash used from 2001 is largely a result of additional Tennessee partnership taxes assessed in 2002, as further described above, and a reduction of interest income due to investing all remaining investor proceeds in properties during 2001. The 2001 decrease from 2000 resulted primarily from an increase in administrative salaries and a decrease in interest income in 2001, as all remaining investor proceeds were invested in properties during 2001.

Cash Flows Used In Investing Activities

Cash flows from investing activities was $2,824,519 provided for 2002, $7,261,248 used for 2001, and $15,509,219 used for 2000, as a result of (i) additional distributions received from joint ventures in 2002, due to recording a full year of operations for the Comdata Building for the first time in 2002, (ii) contributing capital to Fund XII-REIT Associates for the purchase of the Comdata Building in 2001 and the Siemens Building and AT&T Oklahoma Buildings in 2000, and (iii) the payment of acquisition and advising fees to Wells Capital, Inc., pursuant to the terms of the partnership agreement, as capital was raised in 2001 and 2000.

Cash Flows From Financing Activities

Net cash flows from financing activities was $2,650,197 used for 2002, $7,158,585 provided in 2001 and $12,885,560 provided in 2000, primarily as a result of terminating the Partnership’s public offering of limited partnership units on March 21, 2001, offset by the payment of additional distributions to limited partners commensurate with the increase in cash flows received from joint ventures in 2001 and 2002, respectively.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred units of $0.94 per unit, $0.91 per unit and $0.77 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Tax Preferred units or to the General Partners.

Since the cash flows generated from equity investments in joint ventures are anticipated to decrease in 2003 as a result of the sole tenant vacating the premises of the EYBL CarTex Building and ceasing to make rental payments, distributions to limited partners holding Class A units are also anticipated to decrease in 2003 until such time as this building is re-leased to one or more suitable replacement tenants. There can be no assurance when any such suitable replacement tenant or tenants will be located or at what rental rate this building will be re-leased. During 2002, EYBL CarTex generated cash flows of approximately $380,000, of which approximately $100,000 was attributable to the Partnership.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d)    Related-Party Transactions

Offering Expense Reimbursements

The Partnership reimburses Wells Capital, Inc. for offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of December 31, 2002, the Partnership had paid aggregate fees of $1,068,336 to Wells Capital, Inc., which amounted to 3% of the gross offering proceeds received to date.

Offering expense reimbursements are accrued and capitalized as deferred offering costs with an offset to due to affiliate in the accompanying balance sheet, equal to the lesser of actual costs incurred by Wells Capital, Inc. or 3% of the limited partner contributions raised. As the Partnership reimburses Wells Capital Inc., the Partnership reduces partners capital and reverses accrued deferred offering costs.

Selling Commissions and Dealer Manager Fees

The Partnership pays selling commissions and a dealer manager fee up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, and/or other broker-dealers participating in the offering of the partnerships’ limited partner units (Participating Dealers). Wells Investment Securities may re-allow a portion of its dealer manager fee to Participating Dealers in the aggregate amount of up to 1.5% of gross offering proceeds as marketing fees, or to reimburse Participating Dealers the costs and expenses of representatives of such Participating Dealers of attending our educational conferences and seminars. As of December 31, 2002, the Partnership had paid aggregate selling commissions of $2,492,783, and dealer manager fees of $890,280.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital, Inc. for acquisition and advisory services and acquisition expenses equal to the lesser of actual costs incurred or 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. As of December 31, 2002, the Partnership had paid aggregate fees of $1,246,391 to Wells Capital, Inc., which amounted to 3.5% of the gross offering proceeds received to date.

Acquisition and advisory fees and acquisition expense reimbursements are capitalized as deferred project costs in the accompanying balance sheet. As properties are acquired or developed, deferred project costs are allocated to the capitalized fixed assets or such properties and depreciated over the respective remaining useful lives.

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $150,076, $125,302, and $42,873 for the years ended December 31, 2002, 2001 and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001, and 2000, the partnership reimbursed $44,712, $48,548, and $28,391, respectively, to Wells Capital, Inc. and its affiliates for these services. See Note 8 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

PART II – OTHER INFORMATION

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P

The sole General Partner of Wells Partners is Wells Capital, Inc., a Georgia corporation (“Wells Capital”). The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc., and the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2002.

CASH COMPENSATION TABLE

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager – Management and Leasing Fees	$150,076(1)

(1)	These fees are not paid directly by the Partnerships but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2002 but not actually paid until January, 2003. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Cash Preferred Status Units	Leo F. Wells, III	23.50 Units (IRA, 401(k) Plan and Profit Sharing)	Less than 1%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2002.

Deferred Project Costs

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the General Partner of Wells Partners, for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners’ capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2002, amounted to $1,246,391 and represented approximately 3.5% of the Limited Partners’ capital contributions. These fees are allocated to specific properties as they are purchased.

Deferred Offering Costs

Wells Capital, Inc. (the “Company”), the General Partner of Wells Partners, pays all the organization and offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners’ capital contributions. As of December 31, 2002, the Partnership had reimbursed the Company for $1,068,336 in organization and offering expenses, which amounted to approximately 3% of Limited Partners’ capital contributions.

Expense Reimbursements

See Note 8 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on pages F-2 through F-47 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

(THE REMINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 31, 2003		/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams of Wells Capital, Inc. Principal Financial Officer

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED

PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

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

*10(c)

Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI—Fund XII—REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10(d)

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

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XII, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund XII, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund XII, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 on the statements of income. Our procedures with respect to this disclosure included recalculating the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 by dividing the net income amount allocated to Cash Preferred limited partners and net loss amount allocated to Tax Preferred limited partners, previously reported on the statements of income in 2001 and 2000, by the amount of net income per weighted average Cash Preferred limited partner unit and net loss per weighted average Tax Preferred limited partner unit, previously reported on the statements of income in 2001 and 2000, respectively. In our opinion, the disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding on the statements of income for the years ended December 31, 2001 and 2000 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of of Wells Real Estate Fund XII, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund XII, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund XII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUNDXII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

INVESTMENT IN JOINT VENTURES	$28,921,667	$30,003,597

DUE FROM JOINT VENTURES	671,076	687,112

CASH AND CASH EQUIVALENTS	30,471	32,627

ACCOUNTS RECEIVABLE, NET	2,127	2,867

Total assets	$29,625,341	$30,726,203

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$662,251	$659,919
Accounts payable	3,931	2,490

	666,182	662,409

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Cash preferred—2,856,396 and 2,778,607 units issued and outstanding as of December 31, 2002 and 2001, respectively	25,158,289	24,613,370
Tax preferred—704,723 and 782,512 units issued and outstanding as of December 31, 2002 and 2001, respectively	3,800,870	5,450,424

Total partners’ capital	28,959,159	30,063,794

Total liabilities and partners’ capital	$29,625,341	$30,726,203

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$1,726,553	$1,577,523	$664,401
Interest income	777	83,671	265,467

	1,727,330	1,661,194	929,868

EXPENSES:
Partnership administration	159,726	68,734	44,245
Legal and accounting	13,020	24,257	17,500
Other general and administrative	6,690	12,785	11,895

	179,436	105,776	73,640

NET INCOME	$1,547,894	$1,555,418	$856,228

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$2,655,622	$2,591,027	$1,209,438

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(1,107,728)	$(1,035,609)	$(353,210)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.94	$0.98	$0.89

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(1.49)	$(1.31)	$(0.92)

DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.94	$0.91	$0.77

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED	2,819,120	2,651,028	1,360,399

TAX PREFERRED	741,999	788,998	382,680

See accompanying notes.

5

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners				Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	752,426	$6,602,953	184,393	$1,541,508	$8,144,461

Net income (loss)	0	1,209,438		(353,210)	856,228
Partnership distributions	0	(1,042,735)	0	0	(1,042,735)
Limited partner contributions	1,112,517	11,125,166	449,240	4,492,409	15,617,575
Sales commissions and discounts	0	(1,096,641)	0	(387,029)	(1,483,670)
Offering costs	0	(334,055)	0	(134,472)	(468,527)
Tax preferred conversion elections	16,199	125,425	(16,199)	(125,425)	0

BALANCE, December 31, 2000	1,881,142	16,589,551	617,434	5,033,781	21,623,332

Net income (loss)	0	2,591,027	0	(1,035,609)	1,555,418
Partnership distributions	0	(2,412,208)	0	0	(2,412,208)
Limited partner contributions	823,918	8,239,183	238,625	2,386,248	10,625,431
Sales commissions and discounts	0	(782,723)	0	(226,693)	(1,009,416)
Offering costs	0	(247,176)	0	(71,587)	(318,763)
Tax preferred conversion elections	73,547	635,716	(73,547)	(635,716)	0

BALANCE, December 31, 2001	2,778,607	24,613,370	782,512	5,450,424	30,063,794

Net income (loss)	0	2,655,622	0	(1,107,728)	1,547,894
Partnership distributions	0	(2,652,529)	0	0	(2,652,529)
Tax preferred conversion elections	77,789	541,826	(77,789)	(541,826)	0

BALANCE, December 31, 2002	2,856,396	$25,158,289	704,723	$3,800,870	$28,959,159

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,547,894	$1,555,418	$856,228

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of Joint Ventures	(1,726,553)	(1,577,523)	(664,401)
Changes in assets and liabilities:
Accounts receivable	740	7,851	(10,718)
Accounts payable	1,441	(45,163)	42,146
Due to affiliates	0	(13,612)	23,989

Total adjustments	(1,724,372)	(1,628,447)	(608,984)

Net cash (used in) provided by operating activities	(176,478)	(73,029)	247,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,824,519	2,036,837	737,266
Investment in Joint Ventures	0	(8,926,183)	(15,687,245)
Deferred project costs paid	0	(371,902)	(559,240)

Net cash provided by (used in) investing activities	2,824,519	(7,261,248)	(15,509,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	10,625,431	15,617,575
Sales commissions and discounts paid	0	(1,009,416)	(1,483,670)
Offering costs paid	0	(329,140)	(468,527)
Distributions to partners from accumulated earnings	(2,650,197)	(2,128,290)	(779,818)

Net cash (used in) provided by financing activities	(2,650,197)	7,158,585	12,885,560

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,156)	(175,692)	(2,376,415)

CASH AND CASH EQUIVALENTS, beginning of year	32,627	208,319	2,584,734

CASH AND CASH EQUIVALENTS, end of year	$30,471	$32,627	$208,319

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$671,076	$687,112	$284,360

Deferred project costs contributed to joint venture	$0	$371,929	$653,639

Deferred project costs due to affiliate	$0	$0	$10,376

Partnership distributions payable	$662,251	$659,919	$376,001

Discounts allowed	$0	$31,588	$120,386

Write off of deferred offering costs due to affiliate	$0	$180,409	$151,544

Deferred offering costs due to affiliate	$0	$0	$190,786

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a public limited partnership organized on September 15, 1998 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P (“Wells Partners”), a Georgia nonpublic limited partnership. Upon subscription for units, each limited partner must elect whether to have his or her units treated as cash preferred units or tax preferred units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class. The Partnership commenced operations as of June 1, 1999.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under construction, are newly constructed, or have operating histories.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of December 31, 2002, the Partnership owned interests in the following seven properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Fund XI-XII-REIT Associates	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

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

3. Johnson Matthey Building

A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania

4. Gartner Building

A two-story office building located in Ft. Myers, Lee County, Florida

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XII-REIT Associates	— Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

5. Siemens Building

A three-story office building located in Troy, Oakland County, Michigan

6. AT&T Oklahoma Building

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma

7. Comdata Building

A three-story office building located in Williamson County, Brentwood, Tennessee

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Limited Partner Contributions

On September 15, 1998, the Partnership was organized under the laws of the state of Georgia upon accepting initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units ($10.00 per unit). As of December 31, 2002, the Partnership accepted subscriptions for approximately 2,856,396 cash preferred units and 704,723 tax preferred units, after conversions, held by a total of 1,333 Limited Partners, respectively, for total Limited Partner capital contributions of $35,611,192.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding cash preferred units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

90% to the limited partners holding cash preferred units and 10% to the general partners. No cash distributions will be made to the limited partners holding tax preferred units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units on a per unit basis.

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units)

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding cash preferred units and 1% to the general partners.

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

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding tax preferred units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the joint ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent .

Rental Income

The future minimum rental income due Fund XI, XII, and REIT Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$2,816,603
2004	2,858,971
2005	2,901,870
2006	2,945,313
2007	1,828,348
Thereafter	78,319

$13,429,424

Four tenants contributed approximately 32%, 25%, 25%, and 16% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 36%, 34%, and 30% of future minimum rental income.

The future minimum rental income due Fund XII and REIT Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$5,399,451
2004	5,521,064
2005	5,553,426
2006	5,585,789
2007	5,714,878
Thereafter	29,634,688

$57,409,296

Three tenants contributed approximately 44%, 25%, and 22% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 59%, 20%, and 18% of future minimum rental income.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Restatement Adjustments and Disclosures

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The joint venture statements of income presented in Note 5 have been restated to reflect the effects of this revised presentation.

Furthermore, the statements of income of the Partnership for the years ended December 31, 2001 and 2000 have been revised to include disclosure of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000.

Cash and Cash Equivalents

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

The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the “Company”), general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, were up to 3.5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid to the Company were $1,246,391 and amounted to 3.5% of the limited partners’ contributions received. These fees were allocated to specific properties as they were purchased or developed and are included in the capitalized assets of the Joint Ventures.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

3.	OFFERING COSTS

The Company paid offering expenses on behalf of the Partnership in the aggregate amount of $1,248,745 of which the Partnership reimbursed the Company for $1,068,336, approximately 3% of aggregate gross offering proceeds. Offering costs, to the extent they exceeded 3% of gross offering proceeds, were paid by the Company and not by the Partnership. Offering costs include such costs as legal and accounting fees, printing costs, and other offering expenses and do not include sales or underwriting commissions.

4.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of the cash to be distributed from its joint venture investments for the fourth quarter of 2002 and 2001, respectively, as follows:

	2002	2001
Fund XI, XII, and REIT Joint Venture	$108,643	$129,449
Fund XII and REIT Joint Venture	562,433	557,663

	$671,076	$687,112

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $150,076, $125,302 and $42,873, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001, and 2000, the partnership reimbursed $44,712, $48,548, and $28,391 to Wells Capital, Inc. and its affiliates for these services.

The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

5.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund XI, XII, and REIT Joint Venture	$4,925,669	17%	$5,174,703	17%
Fund XII and REIT Joint Venture	23,995,998	45	24,828,894	45

	$28,921,667		$30,003,597

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Ventures, beginning of year	$30,003,597	$21,567,551
Equity in income of Joint Ventures	1,726,553	1,577,523
Contributions to Joint Ventures	0	9,298,112
Distributions from Joint Ventures	(2,808,483)	(2,439,589)

Investment in Joint Ventures, end of year	$28,921,667	$30,003,597

Fund XI, XII, and REIT Joint Venture

On May 1, 1999, the Partnership entered into a joint venture with Wells Fund XI and Wells OP. On May 18, 1999, the joint venture purchased a 169,510-square foot, two-story manufacturing and office building, known as the EYBL CarTex Building, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900-square foot, three-story-office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000-square foot office and warehouse building, known as the Johnson Matthey Building, in Chester County, Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400-square foot, two-story office building, known as the Gartner Building, in Fort Myers, Florida.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Following is selected financial information for the Fund XI, XII, and REIT Joint Venture:

Fund XI, XII, and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$5,048,797	$5,048,797
Building and improvements, less accumulated depreciation of $3,784,766 in 2002 and $2,692,116 in 2001	23,533,686	24,626,336

Total real estate assets	28,582,483	29,675,133
Cash and cash equivalents	594,294	775,805
Accounts receivable, net	439,707	675,022
Prepaid assets and other expenses	0	26,486

Total assets	$29,616,484	$31,152,446

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$157,666	$114,612
Partnership distributions payable	635,756	757,500

Total liabilities	793,422	872,112

Partners’ capital:
Wells Real Estate Fund XI	7,536,600	7,917,646
Wells Real Estate Fund XII	4,925,669	5,174,703
Wells Operating Partnership, L.P.	16,360,793	17,187,985

Total partners’ capital	28,823,062	30,280,334

Total liabilities and partners’ capital	$29,616,484	$31,152,446

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XI, XII, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

for the years ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$3,359,469	$3,346,227		$3,345,932
Reimbursement income (1)	63,432	114,066	(1)	57,956	(1)
Interest income	8,001	24,480		2,814
Other income	24,389	360		440

	3,455,291	3,485,133		3,407,142

Expenses:
Depreciation	1,092,650	1,092,853		1,092,680
Management and leasing fees	164,576	156,987		157,236
Operating costs	133,638	86,617		27,238
Partnership administration	83,190	65,765		36,707
Legal and accounting	19,142	18,000		14,725
Bad expense	229,159	0		0

	1,722,355	1,420,222		1,328,586

Net income	$1,732,936	$2,064,911		$2,078,556

Net income allocated to Wells Real Estate Fund XI	$453,128	$539,930		$543,497

Net income allocated to Wells Real Estate Fund XII	$296,142	$352,878		$355,211

Net income allocated to Wells Operating Partnership, L.P.	$983,666	$1,172,103		$1,179,848

(1)	Amounts have been restated to reflect tenant reimbursements of $114,066 in 2001 and $57,956 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XI, XII, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund XI	Wells Real Estate Fund XII	Wells Operating Partnership, L.P.	Total Partners’ Capital

Balance, December 31, 1999	$8,365,852	$5,467,634	$18,160,970	$31,994,456

Net income	543,497	355,211	1,179,848	2,078,556
Partnership distributions	(761,088)	(497,421)	(1,652,203)	(2,910,712)

Balance, December 31, 2000	8,148,261	5,325,424	17,688,615	31,162,300

Net income	539,930	352,878	1,172,103	2,064,911
Partnership distributions	(770,545)	(503,599)	(1,672,733)	(2,946,877)

Balance, December 31, 2001	7,917,646	5,174,703	17,187,985	30,280,334

Net income	453,128	296,142	983,666	1,732,936
Partnership distributions	(834,174)	(545,176)	(1,810,858)	(3,190,208)

Balance, December 31, 2002	$7,536,600	$4,925,669	$16,360,793	$28,823,062

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XI, XII, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,732,936	$2,064,911	$2,078,556

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,092,650	1,092,853	1,092,680
Amortization of deferred leasing costs	13,787	13,787	13,787
Changes in assets and liabilities:
Accounts receivable, net	235,315	(280,708)	(260,537)
Prepaid expenses and other assets	26,486	0	0
Accounts payable	43,054	432	1,723

Total adjustments	1,411,292	826,364	847,653

Net cash provided by operating activities	3,144,228	2,891,275	2,926,209

Cash flows from investing activities:
Investment in deferred lease acquisition costs	(13,787)	(13,787)	(13,787)

Cash flows from financing activities:
Distributions to joint venture partners	(3,311,952)	(2,642,772)	(3,137,611)

Net increase (decrease) in cash and cash equivalents	(181,511)	234,716	(225,189)
Cash and cash equivalents, beginning of year	775,805	541,089	766,278

Cash and cash equivalents, end of year	$594,294	$775,805	$541,089

Supplemental disclosure of noncash activities:
Partnership distributions payable	$635,756	$757,500	$453,395

Fund XII and REIT Joint Venture

On May 10, 2000, the Partnership entered into a joint venture with Wells OP. The joint venture, Fund XII and REIT Joint Venture, was formed to acquire, develop, operate, and sell real property. On May 10, 2000, the joint venture purchased a 77,054-square foot, three-story office building, known as the Siemens Building in Troy, Oakland County, Michigan. On December 28, 2000, the joint venture purchased a 50,000-square foot one-story office building and a 78,500-square foot, two-story office building, collectively known as the AT&T Call Center Buildings, in Oklahoma City, Oklahoma County, Oklahoma. On May 15, 2001, the joint venture purchased a 201,237-square foot, three-story office building, known as the Comdata Building, in Brentwood, Williamson County, Tennessee.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Following is selected financial information for Fund XII and REIT Joint Venture:

Fund XII and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$8,899,574	$8,899,574
Building and improvements, less accumulated depreciation of $4,172,512 in 2002 and $2,131,838 in 2001	43,834,601	45,814,781

Total real estate assets	52,734,175	54,714,355
Cash and cash equivalents	1,513,639	1,345,562
Accounts receivable	617,153	417,023
Other assets	25,000	25,000

Total assets	$54,889,967	$56,501,940

Liabilities and Partners’ Capital
Liabilities:
Deferred rent	$157,067	$0
Accounts payable	143,701	134,969
Partnership distributions payable	1,250,182	1,238,205

Total liabilities	1,550,950	1,373,174

Partners’ capital:
Wells Real Estate Fund XII	23,995,998	24,828,894
Wells Operating Partnership, L.P.	29,343,019	30,299,872

Total partners’ capital	53,339,017	55,128,766

Total liabilities and partners’ capital	$54,889,967	$56,501,940

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XII and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002 and 2001

and the Period From May 10, 2000 (Inception) Through December 31, 2000

	2002	2001		2000
Revenues:
Rental income	$5,542,529	$4,683,323		$974,796
Reimbursement income (1)	635,659	540,004	(1)	0	(1)
Interest income	14,239	25,144		2,069

	6,192,427	5,248,471		976,865

Expenses:
Depreciation	2,040,674	1,807,106		324,732
Management and leasing fees	276,202	224,033		32,756
Partnership administration	65,100	41,828		3,917
Legal and accounting	13,171	13,525		0
Operating costs	619,881	550,457		1,210

	3,015,028	2,636,949		362,615

Net income	$3,177,399	$2,611,522		$614,250

Net income allocated to Wells Real Estate Fund XII	$1,430,411	$1,224,645		$309,190

Net income allocated to Wells Operating Partnership, L.P.	$1,746,988	$1,386,877		$305,060

(1)	Amounts have been restated to reflect tenant reimbursements of $540,004 in 2001 and $0 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XII and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, and 2001

and the Period From May 10, 2000 (Inception) Through December 31, 2000

	Wells Real Estate Fund XII	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, May 10, 2000 (inception)	$0	$0	$0

Net income	309,190	305,060	614,250
Partnership contributions	16,340,884	14,409,171	30,750,055
Partnership distributions	(407,948)	(401,330)	(809,278)

Balance, December 31, 2000	16,242,126	14,312,901	30,555,027

Net income	1,224,645	1,386,877	2,611,522
Partnership contributions	9,298,084	16,795,441	26,093,525
Partnership distributions	(1,935,961)	(2,195,347)	(4,131,308)

Balance, December 31, 2001	24,828,894	30,299,872	55,128,766

Net income	1,430,411	1,746,988	3,177,399
Partnership contributions	0	60,494	60,494
Partnership distributions	(2,263,307)	(2,764,335)	(5,027,642)

Balance, December 31, 2002	$23,995,998	$29,343,019	$53,339,017

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund XII and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, and 2001

and the Period From May 10, 2000 (Inception) Through December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$3,177,399	$2,611,522	$614,250

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,040,674	1,807,106	324,732
Changes in assets and liabilities:
Accounts receivable	(200,130)	(286,533)	(130,490)
Other assets	0	(25,000)	0
Deferred rent	157,067	0	0
Accounts payable	8,732	134,969	0

Total adjustments	2,006,343	1,630,542	194,242

Net cash provided by operating activities	5,183,742	4,242,064	808,492

Cash flows from investing activities:
Investment in real estate	(60,494)	(26,096,138)	(29,520,043)

Cash flows from financing activities:
Distributions to joint venture partners	(5,015,665)	(3,101,364)	(601,017)
Contributions received from partners	60,494	26,093,525	29,520,043

Net cash (used in) provided by financing activities	(4,955,171)	22,992,161	28,919,026

Net increase in cash and cash equivalents	168,077	1,138,087	207,475
Cash and cash equivalents, beginning of period	1,345,562	207,475	0

Cash and cash equivalents, end of period	$1,513,639	$1,345,562	$207,475

Supplemental disclosure of non-cash activities:
Deferred project costs contributed to joint venture	$0	$0	$1,230,012

Partnership distributions payable	$1,250,182	$1,238,205	$208,261

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$1,547,894	$1,555,418	$856,228
Increase (decrease) in net income resulting from:
Meals and Entertainment	178	0	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	13,130	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	441,630	475,914	116,721
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(73,451)	(180,658)	(109,459)

Income tax basis net income	$1,929,381	$1,850,674	$863,490

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$28,959,159	$30,063,794	$21,623,332
Increase (decrease) in partners’ capital resulting from:
Meals and Entertainment	178	0	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	13,130	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,061,806	620,176	144,262
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	3,123,221
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(383,818)	(310,367)	(129,709)
Partnership’s distributions payable	662,251	659,919	376,001

Income tax basis partners’ capital	$34,764,106	$35,484,922	$25,137,107

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$448,373	$477,163	$409,891	$391,903
Net income	426,055	377,614	378,460	365,765
Net income allocated to cash preferred limited partners	703,572	650,353	657,245	644,452
Net loss allocated to tax preferred limited partners	(277,517)	(272,739)	(278,785)	(278,687)
Net income per weighted average cash preferred limited partner unit outstanding	$0.25	$0.23	$0.23	$0.23
Net loss per weighted average tax preferred limited partner unit outstanding (a)	(0.36)	(0.37)	(0.38)	(0.40)
Distribution per weighted average cash preferred limited partner unit outstanding	0.24	0.24	0.23	0.23

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$360,142	$409,099	$457,271	$434,682
Net income	338,856	378,460	430,119	407,983
Net income allocated to cash preferred limited partners	545,893	634,064	706,992	704,078
Net loss allocated to tax preferred limited partners	(207,037)	(255,604)	(276,873)	(296,095)
Net income per weighted average cash preferred limited partner unit outstanding (a)	$0.24	$0.27	$0.25	$0.25
Net loss per weighted average tax preferred limited partner unit outstanding (a)	(0.27)	(0.33)	(0.35)	(0.38)
Distribution per weighted average cash preferred limited partner unit outstanding	0.22	0.26	0.23	0.20

(a)	The Partnership began selling limited partnership units to the public in March 1999 and terminated the offering in March 2001. Due to the difference in quarterly computation of weighted average units versus the average for the entire year, the sum of these quarterly amounts do not equal the weighted average totals presented for the year ended December 31, 2001 in the accompanying statements of income. The sum of the quarterly amounts for 2002 are different due to rounding.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

8.	PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2002 are comprised of the following items:

2002
Salary reimbursements	$44,712
Printing expenses	8,548
Other professional fees	7,228
Legal fees	1,454
Independent accounting fees	11,566
Postage and delivery expenses	5,362
Taxes and licensing fees	93,523
Life insurance	319
Other office expenses	34

Total partnership administration costs and legal and accounting	$172,746

REPORT OF INDEPENDENT AUDITORS

The Partners

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

The Wells Fund XI-Fund XII-REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$5,048,797	$5,048,797
Building and improvements, less accumulated depreciation of $3,784,766 in 2002 and $2,692,116 in 2001	23,533,686	24,626,336

Total real estate assets	28,582,483	29,675,133
Cash and cash equivalents	594,294	775,805
Accounts receivable, net	439,707	675,022
Other assets	0	26,486

Total assets	$29,616,484	$31,152,446

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$157,666	$114,612
Partnership distributions payable	635,756	757,500

Total liabilities	793,422	872,112

Partners’ capital:
Wells Fund XI	7,536,600	7,917,646
Wells Fund XII	4,925,669	5,174,703
Wells OP	16,360,793	17,187,985

Total partners’ capital	28,823,062	30,280,334

Total liabilities and partners’ capital	$29,616,484	$31,152,446

See accompanying notes.

The Wells Fund XI-Fund XII-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$3,359,469	$3,346,227	$3,345,932
Reimbursement	63,432	114,066	57,956
Interest income	8,001	24,480	2,814
Other income	24,389	360	440

	3,455,291	3,485,133	3,407,142

Expenses:
Depreciation	1,092,650	1,092,853	1,092,680
Management and leasing fees	164,576	156,987	157,236
Operating costs	133,638	86,617	27,238
Joint Venture administration	83,190	65,765	36,707
Legal and accounting	19,142	18,000	14,725
Bad debt expense	229,159	0	0

	1,722,355	1,420,222	1,328,586

Net income	$1,732,936	$2,064,911	$2,078,556

Net income allocated to Wells Fund XI	$453,128	$539,930	$543,497

Net income allocated to Wells Fund XII	$296,142	$352,878	$355,211

Net income allocated to Wells OP	$983,666	$1,172,103	$1,179,848

See accompanying notes.

The Wells Fund XI-Fund XII-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund XI	Wells Fund XII	Wells OP	Total Partners’ Capital
Balance, December 31, 1999	$8,365,852	$5,467,634	$18,160,970	$31,994,456

Net income	543,497	355,211	1,179,848	2,078,556
Partnership distributions	(761,088)	(497,421)	(1,652,203)	(2,910,712)

Balance, December 31, 2000	8,148,261	5,325,424	17,688,615	31,162,300

Net income	539,930	352,878	1,172,103	2,064,911
Partnership distributions	(770,545)	(503,599)	(1,672,733)	(2,946,877)

Balance, December 31, 2001	7,917,646	5,174,703	17,187,985	30,280,334

Net income	453,128	296,142	983,666	1,732,936
Partnership distributions	(834,174)	(545,176)	(1,810,858)	(3,190,208)

Balance, December 31, 2002	$7,536,600	$4,925,669	$16,360,793	$28,823,062

See accompanying notes.

The Wells Fund XI-Fund XII-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,732,936	$2,064,911	$2,078,556

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,092,650	1,092,853	1,092,680
Amortization of deferred leasing costs	13,787	13,787	13,787
Changes in assets and liabilities:
Accounts receivable, net	235,315	(280,708)	(260,537)
Other assets	26,486	0	0
Accounts payable and refundable security deposits	43,054	432	1,723

Total adjustments	1,411,292	826,364	847,653

Net cash provided by operating activities	3,144,228	2,891,275	2,926,209

Cash flows from investing activities:
Investment in deferred lease acquisition costs	(13,787)	(13,787)	(13,787)

Cash flows from financing activities:
Distributions to joint venture partners	(3,311,952)	(2,642,772)	(3,137,611)

Net (decrease) increase in cash and cash equivalents	(181,511)	234,716	(225,189)
Cash and cash equivalents, beginning of year	775,805	541,089	766,278

Cash and cash equivalents, end of year	$594,294	$775,805	$541,089

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$635,756	$757,500	$453,395

Write-off of fully amortized deferred leasing costs	$13,787	$13,787	$13,787

See accompanying notes.

THE WELLS FUND XI-FUND XII-REIT JOINT VENTURE

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On May 1, 1999, Wells Real Estate Fund XI, L.P. (“Wells Fund XI”), Wells Real Estate Fund XII, L.P (“Wells Fund XII”) and Wells Operating Partnership (“Wells OP”) entered into a Joint Venture known as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Fund XI and Wells Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

On May 18, 1999, the Joint Venture purchased a 169,510-square foot, two-story manufacturing and office building, known as the EYBL CarTex Building, located in Fountain Inn, South Carolina. On July 21, 1999, the Joint Venture purchased a 68,900-square foot, three-story office building, known as the Sprint Building, located in Leawood, Kansas. On August 17, 1999, the Joint Venture purchased a 130,000 square foot office and warehouse building, known as the Johnson Matthey Building, located in Chester County, Pennsylvania. On September 20, 1999, the Joint Venture purchased a 62,400 square foot, two-story office building, known as the Gartner Building, located in Fort Myers, Florida.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

THE WELLS FUND XI-FUND XII-REIT JOINT VENTURE

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XI, Wells Fund XII and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets

Other assets are comprised of refundable security deposits, which represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $229,159 and $0 have been recorded as of December 31, 2002 and 2001, respectively.

THE WELLS FUND XI-FUND XII-REIT JOINT VENTURE

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XI, Wells Fund XII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XI, Wells Fund XII and Wells OP entered into property management and leasing agreements with Wells Management Company, Inc (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

The Joint Venture incurred management and leasing fees of $164,576, $156,987 and $157,236 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $83,190, $65,765 and $36,707, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XI, Wells Fund XII and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

THE WELLS FUND XI-FUND XII-REIT JOINT VENTURE

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

3.	RENTAL INCOME

The future minimum rental income due from the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$2,816,603
2004	2,858,971
2005	2,901,870
2006	2,945,313
2007	1,828,348
Thereafter	78,319

$13,429,424

Four tenants contributed approximately 32%, 25%, 25%, and 16% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 36%, 34%, and 30% of future minimum rental income.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (e)
EYBL CARTEX PROPERTY (a)	None	$330,000	$4,791,828	$213,411	$343,750	$4,991,489	$0	$5,335,239	$731,988	1998	05/18/99	20 to 25 years
SPRINT BUILDING (b)	None	1,696,000	7,850,726	397,783	1,766,667	8,177,842	0	9,944,509	1,144,898	1998	07/02/99	20 to 25 years
JOHNSON MATTHEY (c)	None	1,925,000	6,131,392	335,685	2,005,209	6,386,868	0	8,392,077	872,913	1973	08/17/99	20 to 25 years
GARTNER PROPERTY (d)	None	895,844	7,451,760	347,820	933,171	7,762,253	0	8,695,424	1,034,967	1998	09/20/99	20 to 25 years

Total		$4,846,844	$26,225,706	$1,294,699	$5,048,797	$27,318,452	$0	$32,367,249	$3,784,766

(a)	The EYBL CarTex Property consists of a one-story manufacturing and office building located in Fountain Inn, South Carolina.
(b)	The Sprint Building consists of a three-story office building located in Leawood, Kansas.
(c)	The Johnson Matthey Property consists of one-story research and development office and warehouse building located in Chester County, Pennsylvania.
(d)	The Gartner Property consists of a two-story office building located in Ft. Myers, Florida.
(e)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

THE WELLS FUND XI – FUIND XII – REIT JOINT VENTURE

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$32,367,249	$506,583
2000 additions	0	1,092,680
2000 deletions	0	0

BALANCE AT DECEMBER 31, 2000	32,367,249	1,599,263
2001 additions	0	1,092,853
2001 deletions	0	0

BALANCE AT DECEMBER 31, 2001	32,367,249	2,692,116
2002 additions	0	1,092,650
2002 deletions	0	0

BALANCE AT DECEMBER 31, 2002	$32,367,249	$3,784,766

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for the years ended December 31, 2002 and 2001, and the period from May 10, 2000 (inception) through December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from May 10, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Wells Fund XII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$8,899,574	$8,899,574
Building and improvements, less accumulated depreciation of $4,172,512 in 2002 and $2,131,838 in 2001	43,834,601	45,814,781

Total real estate assets	52,734,175	54,714,355
Cash and cash equivalents	1,513,639	1,345,562
Accounts receivable	617,153	417,023
Other assets	25,000	25,000

Total assets	$54,889,967	$56,501,940

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$1,250,182	$1,238,205
Deferred rent	157,067	0
Accounts payable and refundable security deposits	143,701	134,969

Total liabilities	1,550,950	1,373,174

Partners’ capital:
Wells Fund XII	23,995,998	24,828,894
Wells OP	29,343,019	30,299,872

Total partners’ capital	53,339,017	55,128,766

Total liabilities and partners’ capital	$54,889,967	$56,501,940

See accompanying notes.

Wells Fund XII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002 and 2001

and the Period from May 10, 2000 (Inception) Through December 31, 2000

	2002	2001	2000
Revenues:
Rental income	$5,542,529	$4,683,323	$974,796
Reimbursement	635,659	540,004	0
Interest income	14,239	25,144	2,069

	6,192,427	5,248,471	976,865

Expenses:
Depreciation	2,040,674	1,807,106	324,732
Management and leasing fees	276,202	224,033	32,756
Joint Venture administration	65,100	41,828	3,917
Legal and accounting	13,171	13,525	0
Operating costs	619,881	550,457	1,210

	3,015,028	2,636,949	362,615

Net income	$3,177,399	$2,611,522	$614,250

Net income allocated to Wells Fund XII	$1,430,411	$1,224,645	$309,190

Net income allocated to Wells OP	$1,746,988	$1,386,877	$305,060

See accompanying notes.

Wells Fund XII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002 and 2001

and the Period from May 10, 2000 (Inception) Through December 31, 2000

	Wells Fund XII	Wells OP	Total Partners’ Capital
Balance, May 10, 2000 (inception)	$0	$0	$0

Net income	309,190	305,060	614,250
Partnership contributions	16,340,884	14,409,171	30,750,055
Partnership distributions	(407,948)	(401,330)	(809,278)

Balance, December 31, 2000	16,242,126	14,312,901	30,555,027

Net income	1,224,645	1,386,877	2,611,522
Partnership contributions	9,298,084	16,795,441	26,093,525
Partnership distributions	(1,935,961)	(2,195,347)	(4,131,308)

Balance, December 31, 2001	24,828,894	30,299,872	55,128,766

Net income	1,430,411	1,746,988	3,177,399
Partnership contributions	0	60,494	60,494
Partnership distributions	(2,263,307)	(2,764,335)	(5,027,642)

Balance, December 31, 2002	$23,995,998	$29,343,019	$53,339,017

See accompanying notes.

Wells Fund XII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002 and 2001

and the Period from May 10, 2000 (Inception) Through December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$3,177,399	$2,611,522	$614,250

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,040,674	1,807,106	324,732
Changes in assets and liabilities:
Accounts receivable	(200,130)	(286,533)	(130,490)
Other assets	0	(25,000)	0
Deferred rent	157,067	0	0
Accounts payable	8,732	134,969	0

Total adjustments	2,006,343	1,630,542	194,242

Net cash provided by operating activities	5,183,742	4,242,064	808,492

Cash flows from investing activities:
Investment in real estate	(60,494)	(26,096,138)	(29,520,043)

Cash flows from financing activities:
Distributions to joint venture partners	(5,015,665)	(3,101,364)	(601,017)
Contributions received from partners	60,494	26,093,525	29,520,043

Net cash (used in) provided by financing activities	(4,955,171)	22,992,161	28,919,026

Net increase in cash and cash equivalents	168,077	1,138,087	207,475
Cash and cash equivalents, beginning of period	1,345,562	207,475	0

Cash and cash equivalents, end of period	$1,513,639	$1,345,562	$207,475

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to joint venture	$0	$0	$1,230,012

Partnership distributions payable	$1,250,182	$1,238,205	$208,261

See accompanying notes

.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On May 10, 2000, the Wells Real Estate Fund XII, L.P. (“Wells Fund XII”) and Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture agreement to form Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On May 10, 2000, the Joint Venture purchased a 77,054-square foot, three-story office building located in Troy, Oakland County, Michigan, and known as the Siemens Building. On December 28, 2000, the Joint Venture purchased a 50,000-square foot one-story office building and a 78,500-square foot, two-story office building located in Oklahoma City, Oklahoma County, Oklahoma, and collectively known as the AT&T Call Center Buildings. On May 15, 2001, the Joint Venture purchased a 201,237-square foot, three-story office building, located in Brentwood, Williamson County, Tennessee, and known as the Comdata Building.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XII and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets

Other assets is comprised of refundable security deposits, which represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been provided for as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XII and Wells OP entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

The Joint Venture incurred management and leasing fees of $276,202, $224,033 and $32,756 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $65,100, $41,828 and $3,917, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XII and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$5,399,451
2004	5,521,064
2005	5,553,426
2006	5,585,789
2007	5,714,878
Thereafter	29,634,688

$57,409,296

Three tenants contributed approximately 44%, 25%, and 22% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 59%, 20%, and 18% of future minimum rental income.

WELLS FUND XII – REIT JOINT VENTURE

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
SIEMENS BUILDING (a)	None	$2,143,588	$9,984,032	$2,760,479	$2,232,905	$12,655,194	$0	$14,888,099	$1,585,980	2000	05/10/00	20 to 25 years
AT&T—OKLAHOMA BUILDING (b)	None	2,100,000	13,233,305	639,827	2,187,501	13,785,631	0	15,973,132	1,148,780	1998	12/28/00	20 to 25 years
COMDATA BUILDING (c)	None	4,300,000	20,702,019	1,043,437	4,479,168	21,566,288	0	26,045,456	1,437,752	1986	5/15/01	20 to 25 years

Total		$8,543,588	$43,919,356	$4,443,743	$8,899,574	$48,007,113	$0	$56,906,687	$4,172,512

(a)	Siemens Building is a three-story office building located in Troy, Oakland county, Michigan.
(b)	AT&T Oklahoma Building is a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma.
(c)	Comdata Building is a three-story office building located in Williamson County, Brentwood, Tennessee.
(d)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

WELLS FUND XII – REIT JOINT VENTURE

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER31, 2000	30,750,055	324,732
2001 additions	26,096,138	1,807,106
2001 deletions	0	0

BALANCE AT DECEMBER31, 2001	56,846,193	2,131,838
2002 additions	60,494	2,040,674
2002 deletions	0	0

BALANCE AT DECEMBER31, 2002	$56,906,687	$4,172,512