Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND XII LP
filed 2003-05-12
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002

ASSETS:
Investments in Joint Ventures	$28,668,455	$28,921,667
Cash and cash equivalents	9,670	30,471
Accounts receivable	1,667	2,127
Due from Joint Ventures	682,323	671,076

Total assets	$29,362,115	$29,625,341

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$7,240	$3,931
Partnership distributions payable	626,984	662,251

Total liabilities	634,224	666,182

Partners’ capital:
Limited partners:
Cash Preferred—2,858,396 and 2,856,396 units outstanding as of March 31, 2003 and December 31, 2002, respectively	25,215,906	25,158,289
Tax Preferred—702,723 and 704,723 units outstanding as of March 31, 2003 and December 31, 2002, respectively	3,511,985	3,800,870

Total partners’ capital	28,727,891	28,959,159

Total liabilities and partners’ capital	$29,362,115	$29,625,341

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures	$429,111	$447,743
Interest income	262	630

	429,373	448,373

EXPENSES:
Partnership administration	30,033	10,746
Legal and accounting	3,984	9,749
Other general and administrative	1,350	1,823

	35,367	22,318

NET INCOME	$394,006	$426,055

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$672,104	$703,572

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(278,098)	$(277,517)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.24	$0.25

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.40)	$(0.36)

CASH DISTRIBUTION PER CASH PREFERRED LIMITED PARTNER UNIT	$0.22	$0.24

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED LIMITED PARTNER UNIT	2,858,396	2,797,807

TAX PREFERRED LIMITED PARTNER UNIT	702,723	763,312

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE at December 31, 2001	2,778,607	$24,613,370	782,512	$5,450,424	$30,063,794
Net income (loss)	0	2,655,622	0	(1,107,728)	1,547,894
Partnership distributions	0	(2,652,529)	0	0	(2,652,529)
Tax preferred conversions	77,789	541,826	(77,789)	(541,826)	0

BALANCE at December 31, 2002	2,856,396	25,158,289	704,723	3,800,870	28,959,159
Net income (loss)	0	672,104	0	(278,098)	394,006
Partnership distributions	0	(625,274)	0	0	(625,274)
Tax preferred conversions	2,000	10,787	(2,000)	(10,787)	0

BALANCE at March 31, 2003 (unaudited)	2,858,396	$25,215,906	702,723	$3,511,985	$28,727,891

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394,006	$426,055
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(429,111)	(447,743)
Changes in assets and liabilities:
Accounts receivable	460	688
Accounts payable	3,309	(2,490)

Net cash used in operating activities	(31,336)	(23,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	671,076	687,112

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(660,541)	(660,372)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,801)	3,250

CASH AND CASH EQUIVALENTS, beginning of period	30,471	32,627

CASH AND CASH EQUIVALENTS, end of period	$9,670	$35,877

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$682,323	$683,342

Partnership distributions payable	$626,984	$664,327

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as the General Partners. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Cash Preferred units or Tax Preferred units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred units or Tax Preferred units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred units and 872,258 Tax Preferred units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of March 31 2003, the Partnership had paid a total of $1,246,391 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of March 31, 2003, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

The Wells Fund XI—Fund XII—REIT Joint Venture (“Fund XI-XII-REIT Associates”)	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

1.  Eybl Cartex Building

A two-story manufacturing and office building located in Fountain Inn, South Carolina

2.  Sprint Building

A three-story office building located in Leawood, Johnson County, Kansas

3.  Johnson Matthey Building

A two-story office building and warehouse located in Wayne, Chester County, Pennsylvania

4.  Gartner Building

A two-story office building located in Ft. Myers, Lee County, Florida

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates)	— Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

5.  Siemens Building

A three-story office building located in Troy, Oakland County, Michigan

6.  AT&T Oklahoma Building

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma

7.  Comdata Building

A three-story office building located in Brentwood, Williamson County, Tennessee

*	Wells Operating Partnership, L.P is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust (“Wells REIT”).

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocation of Net Income, Net Loss, and Gain on Sale

For purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distribution is distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e) Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units on a per unit basis.

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units)

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

2.	INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

As of March 31, 2003, the Partnership owned interests in seven properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund XI-XII-REIT Associates	$814,833	$861,033	$411,562	$497,149	$70,332	$84,956
Fund XII-REIT Associates	1,526,742	1,673,839	797,500	805,513	358,779	362,787

	$2,341,575	$2,534,872	$1,209,062	$1,302,662	$429,111	$447,743

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc., (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. For the three months ended March 31, 2003 and 2002, the properties in which the partnership owns interests paid management and leasing fees to Wells Management of $103,902 and $100,574, respectively.

Administration Reimbursements

Wells Capital, Inc., and affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $11,223 and $9,343, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $429,373 for the three months ended March 31, 2003, from $448,373 for the three months ended March 31, 2002, primarily due to the corresponding decrease in equity in income of joint ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds interests decreased in 2003, as compared to 2002, primarily due to the vacancy of the EYBL CarTex Building for the entire first quarter of 2003, offset by the property tax refund received from the tax authority for the EYBL CarTex Building in 2003.

The sole tenant of the EYBL CarTex Building vacated the premises in November 2002, ceased making rental payments in December 2002, and dissolved as a corporation with the Secretary of State of South Carolina effective December 31, 2002. Until the EYBL CarTex Building is released, gross revenues and net income of Fund XI-XII-REIT Associates are anticipated to remain at levels comparable with the first quarter of 2003, thereby lowering gross revenues allocable to the Partnership with respect to its interest in this joint venture in 2003, as compared to 2002.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to an increases in (i) administrative salaries incurred in connection with evaluating various strategical operating scenarios for the period following the expiration of the Cort lease in October 2003, (ii) operating and maintenance costs for the EYBL CarTex Building as a result of the vacancy described above; EYBL CarTex is obligated under a triple-net lease, whereby the tenant was responsible for paying all building and common area maintenance costs directly, and (iii) accounting and legal fees incurred in connection with changing independent auditors in 2002, offset by (iv) the recovery of doubtful accounts receivable due from Gartner for property tax expense reimbursements in 2003, which were reserved in 2002.

Expenses

Expenses of the Partnership increased to $35,367 for 2003, as compared to $22,318 for 2002, primarily due to additional Tennessee partnership franchise and excise taxes in the amount of $13,200 that were incurred in the first quarter of 2003. As a result, net income of the Partnership was $394,006 and $426,055 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(31,336) and $(23,490) used for the three months ended March 31, 2003 and 2002, respectively, primarily due to the increase in expenses for the Partnership described above.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $671,076 for the three months ended March 31, 2003, as compared to $687,112 for the three months ended March 31, 2002. The 2003 decrease from 2002 resulted primarily from the decreased in distributions received from joint ventures, primarily from Fund XI-XII-REIT Associates due to the vacancy of the EYBL CarTex Building discussed above.

Cash Flows From Financing Activities

Net cash flows from financing activities remained relatively stable at $660,541 used for the three months ended March 31, 2003, as compared to $660,372 used for the three months ended March 31, 2002.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred units of $0.22 per unit and $0.24 per unit for the three months ended March 31, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Cash Preferred Units were paid in May 2003. No cash distributions were made to Limited Partners holding Tax Preferred Units.

The cash flows generated from the Partnership’s interest in joint ventures and, accordingly, distributions to limited partners holding Cash Preferred Units are anticipated to decline until the EYBL CarTex building is re-leased to one or more suitable replacement tenants. There can be no assurance when any such suitable replacement tenant or tenants will be located or at what rental rates this building will be re-leased. During 2002, EYBL CarTex generated cash flows of approximately $380,000, of which approximately $65,000 was attributable to the Partnership.

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

(d) Related Party Transactions and Agreements

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the general partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the

Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P.
(Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002