Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND XII LP
filed 2003-08-08
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2003	2002
ASSETS:
Investments in Joint Ventures	$28,410,998	$28,921,667
Due from Joint Ventures	461,664	671,076
Cash and cash equivalents	180,227	30,471
Accounts receivable	3,407	2,127

Total assets	$29,056,296	$29,625,341

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$589,544	662,251
Accounts payable	24,260	3,931

Total liabilities	613,804	666,182

Partners’ capital:
Limited partners:
Cash Preferred—2,858,396 and 2,856,396 units outstanding as of June 30, 2003 and December 31, 2002, respectively	25,208,776	25,158,289
Tax Preferred—702,723 and 704,723 units outstanding as of June 30, 2003 and December 31, 2002, respectively	3,233,716	3,800,870

Total partners’ capital	28,442,492	28,959,159

Total liabilities and partners’ capital	$29,056,296	$29,625,341

See accompanying notes

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$395,535	$477,163	$824,646	$924,908
Other income	0	0	262	628

	395,535	477,163	824,908	925,536

EXPENSES:
Partnership administration	85,277	95,490	115,311	109,049
Legal and accounting	5,961	2,427	9,944	9,363
Other general and administrative	2,196	1,632	3,546	3,455

	93,434	99,549	128,801	121,867

NET INCOME	$302,101	$377,614	$696,107	$803,669

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$580,370	$650,353	$1,252,474	$1,353,925

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(278,269)	$(272,739)	$(556,367)	$(550,256)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.20	$0.23	$0.44	$0.48

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.40)	$(0.37)	$(0.79)	$(0.74)

CASH DISTRIBUTION PER CASH PREFERRED LIMITED PARTNER UNIT	$0.21	$0.24	$0.42	$0.48

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED LIMITED PARTNER UNIT	2,858,396	2,829,896	2,858,396	2,813,851

TAX PREFERRED LIMITED PARTNER UNIT	702,723	731,223	702,723	747,268

See accompanying notes

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE at December 31, 2001	2,778,607	$24,613,370	782,512	$5,450,424	$30,063,794
Net income (loss)	0	2,655,622	0	(1,107,728)	1,547,894
Partnership distributions	0	(2,652,529)	0	0	(2,652,529)
Tax preferred conversion elections	77,789	541,826	(77,789)	(541,826)	0

BALANCE at December 31, 2002	2,856,396	25,158,289	704,723	3,800,870	28,959,159
Net income (loss)	0	1,252,474	0	(556,367)	696,107
Partnership distributions	0	(1,212,774)	0	0	(1,212,774)
Tax preferred conversion elections	2,000	10,787	(2,000)	(10,787)	0

BALANCE at June 30, 2003 (unaudited)	2,858,396	$25,208,776	702,723	$3,233,716	$28,442,492

See accompanying notes

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$696,107	$803,669
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(824,646)	(924,908)
Changes in assets and liabilities:
Due to affiliates	0	60,000
Accounts receivable	(1,280)	(1,601)
Accounts payable	20,329	(1,392)

Net cash used in operating activities	(109,490)	(64,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	1,544,727	1,370,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,285,481)	(1,323,514)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149,756	(17,289)

CASH AND CASH EQUIVALENTS, beginning of period	30,471	32,627

CASH AND CASH EQUIVALENTS, end of period	$180,227	$15,338

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$461,664	$709,988

Partnership distributions payable	$589,544	$673,285

See accompanying notes

.

WELLS REAL ESTATE FUND XII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as the general partners (the “General Partners”). The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of June 30 2003, the Partnership had paid a total of $1,246,391 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of June 30, 2003, the Partnership owned interests in the following seven properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

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

5. Siemens Building

A three-story office building located in Troy, Oakland County, Michigan

6. AT&T Oklahoma Building

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma

7. Comdata Building

A three-story office building located in Brentwood, Williamson County, Tennessee

*	Wells Operating Partnership, L.P is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

(c) Allocations of Net Income, Net Loss, and Gain on Sale

For purposes of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

2.    INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

As of June 30, 2003, the Partnership owned interests in seven properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund XI-XI-REIT Associates	$716,841	$884,655		$254,280	$545,009	$43,454	$93,137
Fund XII-REIT Associates	1,513,109	1,487,902		782,611	852,672	352,081	384,026

	$2,229,950	$2,372,557	(1)	$1,036,891	$1,397,681	$395,535	$477,163

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund XI-XII-REIT Associates	$1,531,674	$1,745,688		$665,841	$1,042,158	$113,786	$178,094
Fund XII-REIT Associates	3,039,851	3,161,741		1,580,111	1,658,185	710,860	746,814

	$4,571,525	$4,907,429	(2)	$2,245,952	$2,700,343	$824,646	$924,908

(1)	Amounts have been restated to reflect tenant reimbursements of $72,704 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $368,933 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $104,719 and $100,839 for the three months ended June 30, 2003 and 2002, respectively, and $208,620 and $201,413 for the six months ended June 30, 2003 and 2002, respectively.

(b) Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $11,434 and $10,069 for the three months ended June 30, 2003 and 2002, respectively, and $22,658 and $19,412 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services, respectively. The Joint Ventures reimbursed $36,388 and $26,617 for the three months ended June 30, 2003 and 2002, respectively, and $78,162 and $52,281 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c) Conflicts of Interest

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $395,535 for the three months ended June 30, 2003 from $477,163 for the three months ended June 30, 2002, and to $824,908 for the six months ended June 30, 2003 from $925,536 for the six months ended June 30, 2002, primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) the vacancy of the EYBL CarTex Building for the entire first and second quarters of 2003, and (ii) a decline in property tax reimbursements from Siemens, as this tenant inadvertently paid the tax authority directly for amounts due for the first half of 2003.

The sole tenant of the EYBL CarTex Building vacated the premises in November 2002, ceased making rental payments starting December 2002, and dissolved as a corporation with the Secretary of State of South Carolina effective December 31, 2002. Until the EYBL CarTex Building is re-leased, gross revenues and net income of Fund XI-XII-REIT Associates are anticipated to remain at levels comparable with the second quarter of 2003, thereby lowering gross revenues allocable to the Partnership with respect to its interest in this joint venture in 2003, as compared to 2002.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) increases in administrative salaries incurred in connection with efforts to re-lease the EYBL CarTex Building during the second quarter of 2003, (ii) increases in operating and maintenance costs for the EYBL CarTex Building as a result of the vacancy described above; EYBL CarTex is obligated under a triple-net lease, whereby the tenant was responsible for paying all building and common area maintenance costs directly, and (iii) a one-time increase in accounting fees incurred as a result of changing independent accountants in 2002, offset by (iv) the recovery of doubtful accounts receivable due from Gartner for property tax expense reimbursements in 2003, which were reserved in 2002.

Expenses

Expenses of the Partnership were $93,434 and $99,549 for the three months ended June 30, 2003 and 2002, respectively, and $128,801 and $121,867 for the six months ended June 30, 2003 and 2002, respectively. The decrease for the three months ended June 30, 2003 is primarily due to a change in the timing of payments of

Tennessee partnership taxes. The increase for the six months ended June 30, 2003 is due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership was $302,101 and $377,614 for the three months ended June 30, 2003, respectively, and $696,107 and $803,669 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows used in operating activities was $(109,490) and $(64,232) used for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in cash flows used from 2002 resulted primarily from borrowing funds from affiliates during the first half of 2002, which were repaid during the second half of 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities increased to $1,544,727 for the six months ended June 30, 2003, from $1,370,457 for the six months ended June 30, 2002 primarily due to the corresponding increase in cash flows generated by the Joint Ventures during the respective immediately preceding quarterly accounting periods; the Partnership generally receives distributions from the Joint Ventures in the accounting period following each quarter end.

Cash Flows From Financing Activities

Net cash flows from financing activities remained relatively stable at $(1,285,481) and $(1,323,514) for the six months ended June 30, 2003 and 2002, respectively, as the increase in expenses for the Partnership was largely offset by the increase in cash flows generated by the Joint Ventures, which is further described in the preceding section.

Distributions

The Partnership declared distributions to the limited partners holding Cash Preferred Units of $0.21 per unit and $0.24 per unit for quarters ended June 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued for the second quarter of 2003 to the limited partners holding Cash Preferred Units will be paid in August 2003. No cash distributions were made to limited partners holding Tax Preferred Units.

The cash flows generated from the Partnership’s interest in Joint Ventures and, accordingly, distributions to limited partners holding Cash Preferred Units are anticipated to decline until the EYBL CarTex building is re-leased to one or more suitable replacement tenants and the related re-leasing costs are fully funded. There can be no assurance of when any such suitable replacement tenant or tenants will be located or at what rental rates this building will be re-leased.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d) Related Party Transactions and Agreements

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, Inc., the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XII, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002