Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND XII LP
filed 2003-11-07
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

	(unaudited) September 30,	December 31,
	2003	2002
ASSETS:
Investments in Joint Ventures	$28,152,751	$28,921,667
Due from Joint Ventures	666,939	671,076
Cash and cash equivalents	12,199	30,471
Accounts receivable	0	2,127

Total assets	$28,831,889	$29,625,341

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$645,727	662,251
Accounts payable	1,017	3,931

Total liabilities	646,744	666,182

Partners’ capital:
Limited partners:
Cash Preferred—2,869,896 and 2,856,396 units outstanding as of September 30, 2003 and December 31, 2002, respectively	25,282,575	25,158,289
Tax Preferred—691,223 and 704,723 units outstanding as of September 30, 2003 and December 31, 2002, respectively	2,902,570	3,800,870
General Partners	0	0

Total partners’ capital	28,185,145	28,959,159

Total liabilities and partners’ capital	$28,831,889	$29,625,341

See accompanying notes

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$408,693	$409,742	$1,233,338	$1,334,650
Other income	0	149	262	777

	408,693	409,891	1,233,600	1,335,427

EXPENSES:
Partnership administration	17,656	29,419	132,967	138,467
Legal and accounting	208	290	10,152	9,654
Other general and administrative	2,449	1,722	5,994	5,177

	20,313	31,431	149,113	153,298

NET INCOME	$388,380	$378,460	$1,084,487	$1,182,129

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$666,606	$657,245	$1,919,081	$2,011,170

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(278,226)	$(278,785)	$(834,594)	$(829,041)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.23	$0.23	$0.67	$0.71

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.40)	$(0.38)	$(1.19)	$(1.12)

CASH DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.23	$0.23	$0.65	$0.70

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED LIMITED PARTNER UNIT	2,869,896	2,832,896	2,862,229	2,820,200

TAX PREFERRED LIMITED PARTNER UNIT	691,223	728,223	698,890	740,919

See accompanying notes

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE at December 31, 2001	2,778,607	$24,613,370	782,512	$5,450,424	$0	$30,063,794
Net income (loss)	0	2,655,622	0	(1,107,728)	0	1,547,894
Partnership distributions	0	(2,652,529)	0	0	0	(2,652,529)
Tax preferred conversion elections	77,789	541,826	(77,789)	(541,826)	0	0

BALANCE at December 31, 2002	2,856,396	25,158,289	704,723	3,800,870	0	28,959,159
Net income (loss)	0	1,919,081	0	(834,594)	0	1,084,487
Partnership distributions	0	(1,858,501)	0	0	0	(1,858,501)
Tax preferred conversion elections	13,500	63,706	(13,500)	(63,706)	0	0

BALANCE at September 30, 2003 (unaudited)	2,869,896	$25,282,575	691,223	$2,902,570	$0	$28,185,145

See accompanying notes

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,084,487	$1,182,129
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,233,338)	(1,334,650)
Changes in assets and liabilities:
Accounts receivable	2,127	(430)
Accounts payable	(2,914)	(2,490)

Net cash used in operating activities	(149,638)	(155,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,006,391	2,130,447

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(1,875,025)	(1,995,614)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,272)	(20,608)
CASH AND CASH EQUIVALENTS, beginning of period	30,471	32,627

CASH AND CASH EQUIVALENTS, end of period	$12,199	$12,019

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$666,939	$694,072

Partnership distributions payable	$645,727	$656,293

See accompanying notes

.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as the general partners (the “General Partners”). The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) remove a General Partner; (d) elect a new General Partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001 at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units for $10 per unit held by a total of 1,227 and 106 Cash Preferred and Tax Preferred limited partners, respectively. As of September 30 2003, the Partnership had paid a total of $1,246,391 in acquisition and advisory fees and acquisition expenses, $4,451,400 in selling commissions and organization and offering expenses, and had invested $5,300,000 in Fund XI-XII-REIT Associates and $24,613,401 in Fund XII-REIT Associates.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

1. EYBL CarTex Building

A two-story manufacturing and office building located in Fountain Inn, South Carolina

2. Sprint Building

A three-story office building located in Leawood, Johnson County, Kansas

Joint Venture	Joint Venture Partners	Properties

3. Johnson Matthey Building A two-story office building and warehouse located in Wayne, Chester County, Pennsylvania
4. Gartner Building A two-story office building located in Ft. Myers, Lee County, Florida

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	— Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*	5. Siemens Building A three-story office building located in Troy, Oakland County, Michigan
6. AT&T Oklahoma Building A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma
7. Comdata Building A three-story office building located in Brentwood, Williamson County, Tennessee

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective Net Capital Contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Tax Preferred Units with respect to such property.

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred Units on a per-unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Tax Preferred Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in seven properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund XI-XII-REIT Associates	$722,863	$855,310		$321,444	$483,789	$54,932	$82,675
Fund XII-REIT Associates	1,550,233	1,480,958		786,345	726,711	353,761	327,067

	$2,273,096	$2,336,268	(1)	$1,107,789	$1,210,500	$408,693	$409,742

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund XI-XII-REIT Associates	$2,158,746	$2,576,789		$987,285	$1,525,947	$168,717	$260,769
Fund XII-REIT Associates	4,590,084	4,642,699		2,366,456	2,384,896	1,064,621	1,073,881

	$6,748,830	$7,219,488	(2)	$3,353,741	$3,910,843	$1,233,338	$1,334,650

(1)	Amounts have been restated to reflect tenant reimbursements of $165,083 as revenues for the three months ended September 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $534,016 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $103,004 and $114,926 for the three months ended September 30, 2003 and 2002, respectively, and $311,624 and $316,339 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc (“Wells Capital”), an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,521 and $11,574 for the three months ended September 30, 2003 and 2002, respectively, and $36,178 and $30,986 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services. The Joint Ventures reimbursed $42,461 and $24,931 for the three months ended September 30, 2003 and 2002, respectively, and $120,623 and $77,212 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership remained relatively stable at $408,693 for the three months ended September 30, 2003 from $409,891 for the three months ended September 30, 2002, and decreased to $1,233,600 for the nine months ended September 30, 2003 from $1,335,427 for the nine months ended September 30, 2002, primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) the vacancy of the EYBL CarTex Building beginning in November 2002, and (ii) a decline in property tax reimbursements billed to the sole tenant of the Siemens Building, as this tenant inadvertently paid amounts due for the first half of 2003 directly to the taxing authority instead of paying Fund XII-REIT Associates.

Expenses of Joint Ventures

Expenses of the Joint Ventures increased for the three and nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily due to increases in (i) operating and maintenance costs for the EYBL CarTex Building as a result of the vacancy described above; EYBL CarTex Building was obligated under a triple-net lease, whereby the tenant was responsible for paying all building and common area maintenance costs, (ii) administrative salaries incurred in connection with efforts to release the EYBL CarTex Building during 2003, partially offset by the recovery of doubtful accounts receivable due from the sole tenant of the Gartner Building for property tax expense reimbursements in 2003. Increases noted are partially offset by a decrease in property tax expense for the sole tenant of the Siemens Building, as the tenant inadvertently paid amounts due for the first half of 2003 directly to the taxing authority rather than being invoiced by Fund XII-REIT Associates.

As a result of the decrease in gross revenues and increase in expenses of the Joint Ventures for the nine months ended September 30, 2003 as described above, equity in income of Joint Ventures decreased to $408,693 from $409,742 for the three months ended September 30, 2003 and 2002, respectively, and to $1,233,338 from $1,334,650 for the nine months ended September 30, 2003 and 2002, respectively.

Expenses

Expenses of the Partnership were $20,313 and $31,431 for the three months ended September 30, 2003 and 2002, respectively, and $149,113 and $153,298 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease is primarily due to a change in the timing of payments of Tennessee partnership taxes, partially offset by an increase in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Net Income

As a result of the factors described above, net income of the Partnership was $388,380 and $378,460 for the three months ended September 30, 2003 and 2002, respectively, and $1,084,487 and $1,182,129 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained relatively stable at $(149,638) and $(155,441) for the nine months ended September 30, 2003 and 2002, respectively.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $2,006,391 for the nine months ended September 30, 2003, from $2,130,447 for the nine months ended September 30, 2002 primarily due to the corresponding decline in distributions received from Fund XI-XII-REIT Associates as a result of the vacancy of the EYBL CarTex Building beginning in November 2002.

Cash Flows From Financing Activities

Net cash flows from financing were $(1,875,025) and $(1,995,614) for the nine months ended September 30, 2003 and 2002, respectively, due to the decline in distributions as described above.

Distributions

The Partnership declared distributions to the limited partners holding Cash Preferred Units of $0.23 per unit for quarters ended September 30, 2003 and 2002. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued for the third quarter of 2003 to the limited partners holding Cash Preferred Units were paid in November 2003. No cash distributions were made to limited partners holding Tax Preferred Units.

In the near term, cash flows generated from the Partnership’s interest in Joint Ventures and, accordingly, distributions to limited partners holding Cash Preferred Units are anticipated to decline due to reserving future cash flows otherwise distributable to the limited partners in order to fund the re-leasing of the EYBL CarTex Building; there are no assurances as to when such suitable replacement tenant or tenants will be located or at what rental rates this building will be re-leased.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Fund XI-XII-REIT Associates has received notice that Sprint, the sole tenant of the Sprint Building, will terminate its lease and vacate the premises effective May 18, 2004. The Partnership recognized equity in income of Joint Ventures attributable to its interest in the Sprint Building of approximately $28,555 and $84,155 for the three months and nine months ended September 30, 2003, respectively. The General Partners anticipate funding costs to re-lease the Sprint Building in 2004.

(d)	Related Party Transactions and Agreements

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)
By: WELLS PARTNERS, L.P (General Partner)
By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS

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