Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND XII LP
filed 2004-03-19
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                          to

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

CASH PREFERRED UNITS	TAX PREFERRED UNITS
(Title of Class)	(Title of Class)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund XII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.    BUSINESS.

General

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as its general partners (the “General Partners”). The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced an offering of up to $70,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 Units on June 1, 1999. The offering was terminated on March 21, 2001 at which time the Partnership had sold approximately 2,688,861 Cash Preferred Status Units and 872,258 Tax Preferred Status Units representing capital contributions of $35,611,192 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently in the holding phase. Accordingly, we will focus resources on managing the Partnership’s existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, during the holding phase, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, during the positioning-for-sale phase, the Partnership will be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing costs associated with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, and asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through investments in the joint ventures described in Item 2. In the opinion of management, all such properties are adequately insured.

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

ITEM 2.    PROPERTIES.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

	Joint Venture Partners	Properties	Occupancy % As of December 31,
Joint Venture			2003	2002	2001	2000	1999
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.*	1. 111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”) A two-story manufacturing and office building located in Fountain Inn, South Carolina	0%	0%	100%	100%	100%

		2. Sprint Building A three-story office building located in Leawood, Johnson County, Kansas	100%	100%	100%	100%	100%

		3. Johnson Matthey Building A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania	100%	100%	100%	100%	100%

		4. Gartner Building A two-story office building located in Ft. Myers, Lee County, Florida	100%	100%	100%	100%	100%

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.*	5. Siemens Building A three-story office building located in Troy, Oakland County, Michigan	100%	100%	100%	100%	-

		6. AT&T Oklahoma Building A one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma	100%	100%	100%	100%	-

		7. Comdata Building A three-story office building located in Williamson County, Brentwood, Tennessee	100%	100%	100%	-	-

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in Joint Ventures are recorded using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004(1)	1	68,900	$1,102,400	$188,510	14.8%	17.5%
2007(2)	1	130,000	939,250	160,612	27.8	14.9
2008(3)	2	87,400	1,271,828	310,079	18.7	20.1
2010(4)	2	180,554	2,998,432	1,348,994	38.7	47.5

	6	466,854	$6,311,910	$2,008,195	100.0%	100.0%

(1)	Expiration of Sprint lease (approximately 69,000 square feet).
(2)	Expiration of Johnson Matthey lease (approximately 130,000 square feet).
(3)	Expiration of Gartner lease (approximately 62,000 square feet) and Jordan Associates lease at the AT&T Oklahoma Building (approximately 25,000 square feet).
(4)	Expiration of AT&T lease (approximately 103,000 square feet) and Siemens lease (approximately 77,000 square feet).

Additional information about the Joint Ventures and properties in which the Partnership owns interests during the periods presented is provided below:

Fund XI-XII-REIT Associates

On June 21, 1999, the Wells Fund XI-REIT Joint Venture (“Fund XI-REIT Associates”), a joint venture between Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P., was amended and restated to admit the Partnership and became known as Fund XI-XII-REIT Associates. As of December 31, 2003, the Partnership, Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. owned equity interests of approximately 17%, 26%, and 57%, respectively, in the following four properties based on their respective cumulative capital contributions to Fund XI-XII-REIT Associates:

111 Southchase Boulevard

On May 18, 1999, Fund XI-XII-REIT Associates purchased 111 Southchase Boulevard, a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina.

111 Southchase Boulevard is a manufacturing building including approximately 169,000 rentable square feet, comprised of approximately 141,000 square feet of manufacturing space, 25,000 square feet of two-story office space, and 3,000 square feet of cafeteria/training space. The entire 169,000 rentable square feet of 111 Southchase Boulevard was under lease with EYBL CarTex, Inc. (“EYBL CarTex”), a South Carolina corporation, for ten years commencing on March 1, 1998. EYBL CarTex had the right to extend the lease for two additional five-year periods. The annual rent payable was $508,530 for the first four years, $550,907 for years five and six, $593,285 for years seven and eight, and $610,236 for years nine and ten.

The sole tenant of 111 Southchase Boulevard vacated in November 2002 and is currently in default under the terms of the lease agreement as a result of failing to pay rent beginning in December 2002. Fund XI-XII-REIT

Associates is currently pursuing legal actions to collect the delinquent rent due under this lease, while actively seeking prospective tenants and marketing the property for re-leasing. Rental revenue reductions associated with the vacant space approximate $650,000 annually.

The average effective annual rental rate per square foot at 111 Southchase Boulevard was $0.00 for 2003, $3.29 for 2002, and $3.31 for 2001, 2000, and 1999.

Sprint Building

On July 2, 1999, the Fund XI-XII-REIT Associates acquired the Sprint Building, a three-story office building including approximately 68,900 rentable square feet on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas.

The entire rentable area of the Sprint Building is currently under a net lease with Sprint Communications, Inc. (“Sprint”) for an initial term of ten years, which commenced on May 19, 1997 and expires on May 18, 2007. The monthly base rent payable under the lease is $83,254 through May 18, 2002 and $91,867 for the remainder of the lease term.

On August 19, 2003, Sprint notified Fund XI-XII-REIT Associates of its intention to exercise an early termination option under its lease; accordingly, Sprint is expected to vacate the building on or before May 18, 2004. Under the terms of the lease, Sprint is required to pay Fund XI-XII-REIT Associates a termination payment equal to $6.53 per square foot, or $450,199, upon vacating the premises.

The average effective annual rental rate per square foot at the Sprint Building was $15.45 for 2003, $15.45 for 2002 and 2001, and $15.44 for 2000 and 1999.

Johnson Matthey Building

On August 17, 1999, Fund XI-XII-REIT Associates acquired the Johnson Matthey Building, an office and warehouse building located in Chester County, Pennsylvania.

The Johnson Matthey Building, an office and warehouse building containing approximately 130,000 square-feet, was first constructed in 1973 as a multi-tenant facility and was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

The entire rentable area of the Johnson Matthey Building is currently leased to Johnson Matthey, which commenced on July 1, 1998 and will expire on June 30, 2007. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year seven—$874,250, year eight—$897,000, year nine—$916,500, and year ten—$939,250. Johnson Matthey has the right to extend the lease at the same terms and conditions for one additional three-year period.

Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Associates desire to sell the building to an unrelated third party. Fund XI-XII-REIT Associates must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the third-party offer.

The average effective annual rental rate per square foot at the Johnson Matthey Building was $6.65 for 2003, $6.77 for 2002, and $6.67 for 2001, 2000, and 1999.

Gartner Building

On September 20, 1999, Fund XI-XII-REIT Associates acquired the Gartner Building, a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located in Fort Myers, Lee County, Florida.

The entire rentable area of the Gartner Building is currently under a net lease agreement with Gartner. The initial term of the Gartner Lease is ten years, commencing on February 1, 1998 and expiring on January 31, 2008. Gartner has the right to extend the Gartner Lease for two additional five-year periods. The annual base rent payable under the Gartner Lease is $830,668 through January 2003, increased by 2.5% annually through the remainder of the lease term.

The average effective annual rental rate per square foot at the Gartner Building was $13.68 for 2003, $13.73 for 2002, and $13.68 for 2001, 2000, and 1999, the first year of ownership.

Fund XII-REIT Associates

On April 10, 2000, Fund XII-REIT Associates was created for the purpose of acquiring owning, leasing, operating and managing real properties. As of December 31, 2003, the Partnership and Wells Operating Partnership, L.P. owned equity interests of approximately 45% and 55%, respectively, in the following three properties based on their respective cumulative capital contributions to Fund XII-REIT Associates:

Siemens Building

On May 10, 2000, Fund XII-REIT Associates purchased the Siemens Building, a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Oakland County, Michigan.

The entire Siemens Building is currently under a net lease agreement with Siemens Automotive Corporation (“Siemens”), which expires on August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods at 95% of the then current fair market rental rates. The monthly rent payable under the Siemens lease is $117,251 for year one; $119,947 for year two; $122,644 for year three; $125,341 for year four; $128,038 for year five; $130,735 for year six; and $133,432 for year seven and the first eight months of year eight.

Siemens has a one-time right to cancel the lease effective after the 90th month of the term (June 2007) upon (a) providing written notice of such cancellation on or before the last day of the 78th month (June 2006) and (b) paying a cancellation fee to Fund XII-REIT Associates equal to the amount of unamortized cost of brokerage commissions paid by the landlord, plus the amount of unamortized landlord-funded tenant improvements constructed as of the cancellation date.

The average effective annual rental rate per square foot at the Siemens Building was $19.05 for 2003, $18.68 for 2002, and $19.01 for 2001 and 2000, the first year of ownership.

AT&T Oklahoma Building

On December 28, 2000, Fund XII-REIT Associates purchased the AT&T Oklahoma Building, a one-story office building and a two-story office building containing an aggregate of approximately 128,500 rentable square feet on an approximate 11.34-acre tract of land located in Oklahoma City, Oklahoma County.

The entire 78,500 rentable square feet of the two-story office building and 25,000 rentable-square-feet of the one-story office building are currently under a net lease agreement with AT&T Corporation (“AT&T”). The AT&T lease commenced on April 1, 2000 and expires on November 30, 2010. AT&T has the right to extend the AT&T lease for two additional five-year periods at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the lease. Annual base rent is payable in equal monthly installments during the initial term of the AT&T lease as follows: months 1 to 35–$1,242,000, months 36 to 65–$1,293,750; months 66 to 95–$1,345,500 and months 96 to 125–$1,397,250. AT&T has a right of first offer to lease the space currently occupied by Jordan Associates, Inc. (“Jordan”) should Jordan decide to vacate the premises.

Jordan currently occupies the 25,000 rentable square feet within the one-story office building under a net lease agreement. The initial term of the Jordan lease commenced on April 1, 1998 for a period of ten years. Jordan has the right to extend the lease for one five-year period at the then current fair market rental rate upon delivering written notice within 240 days prior to expiration of the initial lease term.

Annual base rent is payable in equal monthly installments during the initial lease term of the Jordan lease as follows: Months 1 to 60–$294,500 and months 61 to 120–$332,000.

The average effective annual rental rate per square foot at the AT&T Oklahoma Building was $12.61 for 2003, $12.46 for 2002, and $12.78 for 2001 and 2000, the first year of ownership.

The Comdata Building

On May 15, 2001, Fund XII-REIT Associates purchased the Comdata Building, a three-story office building containing approximately 201,000 rentable square feet on an approximate 12.3-acre tract of land located at 5301 Maryland Way, Williamson County, Brentwood, Tennessee for a purchase price of $24,950,000, plus acquisition and closing costs of approximately $52,000.

The entire Comdata Building is currently under a triple-net lease agreement with Comdata, a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on April 1, 1997 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. Annual base rent is payable for the current term of the Comdata lease as follows: $2,398,672 for year 1; $2,458,638 for years 2-6; $2,528,605 for years 7-11; and $2,578,572 for years 12-15.

The average effective annual rental rate per square foot at the Comdata Building was $12.46 for 2003, $12.44 for 2002, and $12.47 for 2001, the first year of ownership.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of units in the Partnership terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred Status Units and 872,258 Tax Preferred Status Units held by a total of 1,227 and 106 limited partners, respectively. As of February 15, 2004, the Partnership had 2,924,050 outstanding Cash Preferred Status Units held by a total of 1,240 limited partners and 637,069 outstanding Tax Preferred Status Units held by a total of 115 limited partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

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

Limited partners holding Cash Preferred Status Units are entitled to a distribution from Net Cash From Operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the limited partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to limited partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, and amortization deductions. These deductions will be allocated to limited partners holding Tax Preferred Status Units, until their capital account balances have been reduced to zero. No distributions have been made to limited partners holding Tax Preferred Status Units or the General Partners as of December 31, 2003.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to limited partners holding Cash Preferred Status Units during 2002 and 2003 are summarized below:

	Per Cash Preferred Status Unit
Distributions for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital	General Partner
March 31, 2002	$664,780	$0.24	$0.00	$0.00
June 30, 2002	$672,100	$0.24	$0.00	$0.00
September 30, 2002	$655,108	$0.23	$0.00	$0.00
December 31, 2002	$660,541	$0.23	$0.00	$0.00
March 31, 2003	$624,940	$0.22	$0.00	$0.00
June 30, 2003	$587,500	$0.21	$0.00	$0.00
September 30, 2003	$645,727	$0.23	$0.00	$0.00
December 31, 2003	$660,161	$0.21	$0.00	$0.00

The fourth quarter 2003 distribution was accrued for accounting purposes in 2003 and paid to limited partners holding Cash Preferred Status Units in February 2004. No cash distributions were paid to holders of Tax Preferred Status Units in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and the seven months ended December 31, 1999, the first year of operations.

	2003	2002	2001	2000	1999
Total assets	$28,569,712	$29,625,341	$30,726,203	$22,251,384	$8,607,630
Total revenue	1,634,528	1,727,330	1,661,194	929,868	160,379
Net income	1,450,772	1,547,894	1,555,418	856,228	122,817
Net loss allocated to General Partners	0	0	0	0	(500)
Net income allocated to Cash Preferred Limited Partners	2,563,592	2,655,622	2,591,027	1,209,438	195,244
Net loss allocated to Tax Preferred Limited Partners	(1,112,820)	(1,107,728)	(1,035,609)	(353,210)	(71,927)
Net income per weighted average Cash Preferred Limited Partner Unit (1)	$ 0.89	$ 0.94	$ 0.98	$ 0.89	$ 0.50
Net loss per weighted average Tax Preferred Limited Partner Unit (1)	$(1.63)	$(1.49)	$(1.31)	$(0.92)	$(0.56)
Cash Distributions per weighted average (1)
Cash Preferred Limited Partner Unit:
Investment income	$ 0.87	$ 0.94	$ 0.91	$ 0.77	$ 0.55
Return of capital	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00

(1)	Weighted average units are calculated by averaging units over the period during which they are outstanding and converted to/from Cash Preferred Status Units or Tax Preferred Status Units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Currently, management believes that the Partnership is in the holding phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in seven properties through interests in affiliated joint ventures. As of the date of this filing, five properties are substantially leased to tenants in the beginning/middle of their respective initial lease terms, the sole tenant of one property, the Sprint Building, has given notice that it is exercising an early termination option under the initial lease term effective May 2004, and one property, 111 Southchase Boulevard, is vacant. Management will continue to actively pursue potential re-leasing strategies for 111 Southchase Boulevard and the Sprint Building during 2004.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. At such time as we enter the positioning for sale phase, we anticipate that we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net income decreased primarily due to the vacancy of 111 Southchase Boulevard beginning in November 2002. Cash flows decreased during 2003, primarily due to a change in the timing of paying accounts payable in 2003, as compared to 2002.

The Partnership anticipates focusing resources on re-leasing vacant properties during 2004. Substantially all of our revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, we anticipate utilizing operating cash flows to fund the costs necessary to re-lease 111 Southchase Boulevard and the Sprint Building in 2004.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either re-new an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,634,528, $1,727,330, and $1,661,194, for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 decrease from 2002 and the 2002 increase from 2001 resulted primarily from the corresponding changes in equity in income of Joint Ventures described below. The 2002 increase from 2001 is partially offset by a decrease in interest income, as all remaining investor proceeds were invested in real estate assets during 2001.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily as a result the vacancy of 111 Southchase Boulevard owned by Fund XI-XII-REIT Associates beginning in November 2002. Such revenues increased in 2002, as compared to 2001, primarily due to the acquisition of the Comdata Building in December 2001, thereby resulting in a full year of operations for the Comdata Building owned by Fund XII-REIT Associates for the first time in 2002.

Expenses of Joint Ventures

The expenses of the Joint Ventures remained relatively stable in 2003, as compared to 2002. Such expenses increased in 2002, as compared to 2001, primarily due to the acquisition of the Comdata Building in December 2001, thus, resulting in a full year of operating expenses for the Comdata Building for the first time in 2002.

As a result of the aforementioned factors, equity in income of Joint Ventures was $1,634,000, $1,726,553 and $1,577,523 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $183,756, $179,436, and $105,766, for the years ended December 31, 2003, 2002, and 2001, respectively. Expenses remained relatively stable in 2003, as compared to 2002. The 2002 increase from 2001 is primarily a result of Tennessee partnership franchise and excise taxes, which were assessed for the first time in 2002 for both 2001 and 2002.

Net Income of the Partnership

As a result of the aforementioned changes in revenues and expenses, the Partnership recognized net income of $1,450,772, $1,547,894, and $1,555,418 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)    Liquidity and Capital Resources

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering for sale of units in the Partnership terminated on March 21, 2001, at which time the Partnership had received aggregate gross offering proceeds of $35,611,192 from the sale of 2,688,861 Cash Preferred and 872,258 Tax Preferred limited partner units for $10 per unit held by a total of 1,227 and 106 limited partners, respectively, for total limited partner capital contributions of $35,611,192. As of December 31, 2003, the Partnership has paid $4,451,400 in selling commissions and organization and offering expenses, $1,246,391 in acquisition and advisory fees and acquisition expense reimbursements, and invested all remaining investor proceeds into Fund XI-XII-REIT Associates (approximately $5,300,000) and Fund XII-REIT Associates (approximately $24,613,401).

Cash Flows From Operating Activities

Net cash flows from operating activities were $(168,461), $(176,478), and $(73,029) for the years ended December 31, 2003, 2002, and 2001, respectively. Operating cash flows remained relatively stable in 2003, as compared to 2002. The 2002 increase in cash flows used from 2001 is largely due to (i) the assessment of Tennessee partnership taxes for the first time in 2002, as further described above, and (ii) a reduction of interest income received as a result of investing all remaining investor proceeds in properties during 2001.

Cash Flows From Investing Activities

Net cash flows from investing activities were $2,673,330, $2,824,519, and $(7,261,248) for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 decrease from 2002 is primarily a result of the decline in distributions received from Fund XI-XII-REIT Associates due to the vacancy of 111 Southchase Boulevard beginning in December 2002. The 2002 increase from 2001 is primarily due to: (i) contributing capital to Fund XII-REIT Associates for the purchase of the Comdata Building in 2001; (ii) the payment of acquisition and advisory fees to Wells Capital, pursuant to the terms of the partnership agreement, as capital was raised in 2001; and (iii) receiving additional distributions from Fund XII-REIT Associates in connection with the first full year of operations for the Comdata Building in 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(2,520,418), $(2,650,197), and $7,158,585 for the years ended December 31, 2003, 2002, and 2001, respectively. Cash flows used in financing activities for 2003 and 2002 are solely comprised of distributions paid to limited partners. The decrease in cash flows used for 2003, as compared to 2002 is primarily attributable to the corresponding decline in distributions received from Fund XI-XII-REIT Associates due to the vacancy of 111 Southchase Boulevard. The 2002 decrease, as compared to 2001, is largely a result of terminating the Partnership’s public offering of limited partnership units on March 21, 2001, partially offset by the payment of additional distributions to limited partners commensurate with the increase in cash flows received from Joint Ventures in 2002 due to the first full year of operations for the Comdata Building in 2002.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.87, $0.94, and $0.91 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Tax Preferred Status Units or to the General Partners. Reductions

in distributions to the limited partners are anticipated in 2004 primarily due to requirements to fund re-leasing costs for the Sprint Building and 111 Southchase Boulevard as noted below.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In 2004, the General Partners anticipate that the Partnership will be required to fund its pro-rata share of re-leasing costs for 111 Southchase Boulevard, re-leasing costs for the Sprint Building, and building improvements for the Johnson Matthey Building. As a result, cash flows from investing activities are expected to decline in 2004.

(d)    Related-Party Transactions

Offering Expense Reimbursements

The Partnership reimburses Wells Capital for offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of December 31, 2003, the Partnership had paid aggregate fees of $1,068,336 to Wells Capital, which amounted to 3% of the gross offering proceeds received to date.

Selling Commissions and Dealer-Manager Fees

The Partnership pays selling commissions and a dealer-manager fee up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, and/or other broker-dealers participating in the offering of the Partnership’s limited partner units (“Participating Dealers”). Wells Investment Securities may re-allow a portion of its dealer-manager fee to Participating Dealers in the aggregate amount of up to 1.5% of gross offering proceeds as marketing fees, or to reimburse Participating Dealers the costs and expenses of representatives of such Participating Dealers of attending our educational conferences and seminars. As of December 31, 2003, the Partnership had paid aggregate selling commissions of $2,492,783 and dealer-manager fees of $890,280.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to the lesser of actual costs incurred or 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. As of December 31, 2003, the Partnership had paid aggregate fees of $1,246,391 to Wells Capital, which amounted to 3.5% of the gross offering proceeds received to date.

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $148,048, $150,048, and $125,302, for the years ended December 31, 2003, 2002, and 2001, respectively.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001, the Partnership reimbursed $38,790, $44,712, and $48,548, respectively, to Wells Capital and its affiliates for these services. See Note 7 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a - 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners

The sole general partner of Wells Partners is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia, 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder,

President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer, Douglas P. Williams; as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountant, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2003.

Name of Individual or Number in Group	Capacities in Which Served/ Form of Compensation	Cash Compensation
Wells Management	Property Management and Leasing Fees	$148,181	(1)

Wells Capital	Administrative services such as accounting and other partnership administration	$15,778

(1)	These property management and leasing fees are not paid directly by the Partnerships but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2003 but not actually paid until January 2004. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Cash Preferred Status Units	Leo F. Wells, III	23.501 Units (IRA)	Less than 1%

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Status. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Status Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow of operations or net sales proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Wells Management has received $148,181 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2003.

Deferred Project Costs

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, the General Partner of Wells Partners, for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the partnership agreement, may not exceed 3.5% of the limited partners’ capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2003, amounted to $1,246,391 and represented approximately 3.5% of the limited partners’ capital contributions. These fees are allocated to specific properties as they are purchased.

Deferred Offering Costs

Wells Capital, the General Partner of Wells Partners, pays all the organization and offering expenses for the Partnership. Wells Capital may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total limited partners’ capital contributions. As of December 31, 2003, the Partnership had reimbursed Wells Capital for $1,068,336 in organization and offering expenses, which amounted to approximately 3% of limited partners’ capital contributions.

Expense Reimbursements

See Note 7 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$19,623	$12,075
Audit-Related Fees	0	0
Tax Fees	1,350	117

Total	$20,973	$12,192

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on pages F-2 through F-37 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibits Index attached hereto.

(d)	Not applicable.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: Wells Capital, Inc.
(Corporate General Partner)

March 19, 2004	/s/ LEO F. WELLS, III

Leo F. Wells, III President

March 19, 2004	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document
*3(a	)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*3(b	)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(a	)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(b	)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(c	)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI—Fund XII—REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10(d	)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(e	)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(f	)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(g	)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10	(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10	(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10	(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10	(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10	(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10	(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10	(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund XII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund XII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001 on the statement of income. Our procedures with respect to this disclosure included recalculating the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001 by dividing the net income amount allocated to Cash Preferred limited partners and net loss amount allocated to Tax Preferred limited partners, previously reported on the statement of income in 2001, by the amount of net income per weighted average Cash Preferred limited partner unit and net loss per weighted average Tax Preferred limited partner unit, previously reported on the statement of income in 2001. In our opinion, the disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund XII, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund XII, L.P. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
INVESTMENT IN JOINT VENTURES	$27,894,505	$28,921,667
DUE FROM JOINT VENTURES	658,908	671,076
CASH AND CASH EQUIVALENTS	14,922	30,471
PREPAID EXPENSES AND OTHER ASSETS	1,377	2,127

Total assets	$28,569,712	$29,625,341

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$660,161	$662,251
Accounts payable	17,948	3,931

Total liabilities	678,109	666,182

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Cash preferred—2,934,050 and 2,856,396 units issued and outstanding as of December 31, 2003 and 2002, respectively	25,536,652	25,158,289
Tax preferred—627,069 and 704,723 units issued and outstanding as of December 31, 2003 and 2002, respectively	2,354,951	3,800,870
General partners	0	0

Total partners’ capital	27,891,603	28,959,159

Total liabilities and partners’ capital	$28,569,712	$29,625,341

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$1,634,000	$1,726,553	$1,577,523
Interest income	528	777	83,671

	1,634,528	1,727,330	1,661,194

EXPENSES:
Partnership administration	157,906	159,726	68,734
Legal and accounting	17,952	13,020	24,257
Other general and administrative	7,898	6,690	12,785

	183,756	179,436	105,776

NET INCOME	$1,450,772	$1,547,894	$1,555,418

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$2,563,592	$2,655,622	$2,591,027

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(1,112,820)	$(1,107,728)	$(1,035,609)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.89	$0.94	$0.98

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(1.63)	$(1.49)	$(1.31)

DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.87	$0.94	$0.91

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,880,184	2,819,120	2,651,028

TAX PREFERRED	680,935	741,999	788,998

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	1,881,142	$16,589,551	617,434	$5,033,781	$0	$21,623,332
Net income (loss)	0	2,591,027	0	(1,035,609)	0	1,555,418
Partnership distributions	0	(2,412,208)	0	0	0	(2,412,208)
Limited partner contributions	823,918	8,239,183	238,625	2,386,248	0	10,625,431
Sales commissions and discounts	0	(782,723)	0	(226,693)	0	(1,009,416)
Offering costs	0	(247,176)	0	(71,587)	0	(318,763)
Tax preferred conversion elections	73,547	635,716	(73,547)	(635,716)	0	0

BALANCE, December 31, 2001	2,778,607	24,613,370	782,512	5,450,424	0	30,063,794
Net income (loss)	0	2,655,622	0	(1,107,728)	0	1,547,894
Partnership distributions	0	(2,652,529)	0	0	0	(2,652,529)
Tax preferred conversion elections	77,789	541,826	(77,789)	(541,826)	0	0

BALANCE, December 31, 2002	2,856,396	25,158,289	704,723	3,800,870	0	28,959,159
Net income (loss)	0	2,563,592	0	(1,112,820)	0	1,450,772
Partnership distributions	0	(2,518,328)	0	0	0	(2,518,328)
Tax preferred conversion elections	77,654	333,099	(77,654)	(333,099)	0	0

BALANCE, December 31, 2003	2,934,050	$25,536,652	627,069	$2,354,951	$0	$27,891,603

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,450,772	$1,547,894	$1,555,418

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,634,000)	(1,726,553)	(1,577,523)
Changes in assets and liabilities:
Accounts receivable	750	740	7,851
Accounts payable	14,017	1,441	(45,163)
Due to affiliates	0	0	(13,612)

Total adjustments	(1,619,233)	(1,724,372)	(1,628,447)

Net cash used in operating activities	(168,461)	(176,478)	(73,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,673,330	2,824,519	2,036,837
Investment in Joint Ventures	0	0	(8,926,183)
Deferred project costs paid	0	0	(371,902)

Net cash provided by (used in) investing activities	2,673,330	2,824,519	(7,261,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	0	0	10,625,431
Sales commissions and discounts paid	0	0	(1,009,416)
Offering costs paid	0	0	(329,140)
Distributions to partners from accumulated earnings	(2,520,418)	(2,650,197)	(2,128,290)

Net cash (used in) provided by financing activities	(2,520,418)	(2,650,197)	7,158,585

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,549)	(2,156)	(175,692)
CASH AND CASH EQUIVALENTS, beginning of year	30,471	32,627	208,319

CASH AND CASH EQUIVALENTS, end of year	$14,922	$30,471	$32,627

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$658,908	$671,076	$687,112

Deferred project costs contributed to joint venture	$0	$0	$371,929

Partnership distributions payable	$660,161	$662,251	$659,919

Discounts allowed	$0	$0	$31,588

Write-off of deferred offering costs due to affiliate	$0	$0	$180,409

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to treat their units as Cash Preferred status units or Tax Preferred status units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred units or Tax Preferred units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under construction, are newly constructed, or have operating histories.

On September 15, 1998, the Partnership was organized under the laws of the state of Georgia. On March 22, 1999, the Partnership commenced an offering of up to $70,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on June 1, 1999. The offering was terminated on March 21, 2001, at which time the Partnership had sold approximately 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units representing capital contributions of $35,611,192 from investors who were admitted to the Partnership as limited partners.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

The Wells Fund XI–Fund XII– REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.*

1. 111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”)
A two-story manufacturing and office building located in Fountain Inn, South Carolina

2. Sprint Building
A three-story office building located in Leawood, Johnson County, Kansas

3. Johnson Matthey Building
A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania

4. Gartner Building
A two-story office building located in Ft. Myers, Lee County, Florida

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.*

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

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

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

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Cash Preferred units until they have received a 10% per annum return on their net capital contributions on a per unit basis, as defined. Such distributions are then paid to the General Partners until they have received 10% of the total amount distributed to date with respect to such fiscal year. Any remaining cash available for distribution is split 90% to the limited partners holding Cash Preferred units on a per unit basis and 10% to the General Partners. No operating cash distributions will be made to the limited partners holding Tax Preferred units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Tax Preferred units until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred units on a per unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contribution, as defined

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative, noncompounded 10% per annum return on his net capital contribution, as defined

•

To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative, noncompounded return on net capital contributions for all periods during which the units were treated as Cash Preferred

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

units, and a 15% per annum cumulative, noncompounded return on net capital contributions for all periods during which the units were treated as Tax Preferred units)

•	To the General Partners until they have received 100% of their capital contributions, as defined

•	In the event that the limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner returns, as defined), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions, plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments and Disclosures

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees, and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 4 has been restated to reflect the effects of this revised presentation.

Furthermore, the statement of income of the Partnership for the year ended December 31, 2001 has been revised to include disclosure of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001.

2.	OFFERING COSTS

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, paid offering expenses on behalf of the Partnership in the aggregate amount of $1,248,745 of which the Partnership reimbursed Wells Capital for $1,068,336, approximately 3% of aggregate gross offering proceeds. Offering costs, to the extent they exceeded 3% of gross offering proceeds, were paid by Wells Capital and not by the Partnership. Offering costs include such costs as legal and accounting fees, printing costs, and other offering expenses and do not include sales or underwriting commissions.

3.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of the cash to be distributed from its joint venture investments for the fourth quarter of 2003 and 2002, respectively, as follows:

	2003	2002
Fund XI-XII-REIT Associates	$99,207	$108,643
Fund XII-REIT Associates	559,701	562,433

	$658,908	$671,076

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $148,048, $150,148 and $125,302 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, the Partnership reimbursed $38,790, $44,712, and $48,548, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund XI-XII-REIT Associates	$4,735,343	17%	$4,925,669	17%
Fund XII-REIT Associates	23,159,162	45%	23,995,998	45%

	$27,894,505		$28,921,667

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Joint Ventures, beginning of year	$28,921,667	$30,003,597
Equity in income of Joint Ventures	1,634,000	1,726,553
Distributions from Joint Ventures	(2,661,162)	(2,808,483)

Investment in Joint Ventures, end of year	$27,894,505	$28,921,667

Fund XI-XII-REIT Associates

On May 1, 1999, Fund XI-XII-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On May 18, 1999, XI-XII-REIT Associates purchased a 169,510-square-foot, two-story manufacturing and office building known as 111 Southchase Boulevard located in Fountain Inn, South Carolina. On July 21, 1999, Fund XI-XII-REIT Associates purchased a 68,900-square foot, three-story office building known as the Sprint Building located in Leawood, Kansas. On August 17, 1999, Fund XI-XII-REIT

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Associates purchased a 130,000-square foot office and warehouse building known as the Johnson Matthey Building located in Chester County Pennsylvania. On September 20, 1999, Fund XI-XII-REIT Associates purchased a 62,400-square-foot, two-story office building known as the Gartner Building located in Fort Myers, Florida.

Fund XII-REIT Associates

On May 10, 2000, Fund XII-REIT Associates was created for the purpose of acquiring, developing, operating, and selling real properties. On May 10, 2000, Fund XII-REIT Associates purchased a 77,054-square-foot, three-story office building known as the Siemens Building located in Troy, Oakland County, Michigan. On December 28, 2000, Fund XII-REIT Associates purchased a 50,000 square foot, one-story office building and a 78,500-square- foot, two-story office building, collectively known as the AT&T Oklahoma Building, located in Oklahoma City, Oklahoma County, Oklahoma. On May 15, 2001, Fund XII-REIT Associates purchased a 201,237-square foot, three-story office building, known as the Comdata Building located in Brentwood, Williamson County, Tennessee.

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund XI-XII-REIT Associates	$28,664,755	$29,616,484	$955,434	$793,422	$27,709,321	$28,823,062
Fund XII-REIT Associates	53,068,825	54,889,967	1,589,938	1,550,950	51,478,887	53,339,017

	$81,733,580	$84,506,451	$2,545,372	$2,344,372	$79,188,208	$82,162,079

	Total Revenues For The Years Ended December 31,				Net Income For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund XI-XII-REIT Associates	$3,028,301	$3,455,291	$3,485,133	(i)	$1,282,644	$1,732,936	$2,064,911
Fund XII-REIT Associates	6,221,240	6,192,427	5,248,471	(i)	3,144,860	3,177,399	2,611,522

	$9,249,541	$9,647,718	$8,733,604		$4,427,504	$4,910,335	$4,676,433

(i)	Amounts have been restated to reflect tenant reimbursements of $114,066 for Fund XI-XII-REIT Associates and $540,004 for Fund XII-REIT Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

5.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement net income	$1,450,772	$1,547,894	$1,555,418
Increase (decrease) in net income resulting from:
Meals and Entertainment	0	178	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	(13,130)	13,130	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	451,110	441,630	475,914
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(62,807)	(73,451)	(180,658)

Income tax basis net income	$1,825,945	$1,929,381	$1,850,674

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement partners’ capital	$27,891,603	$28,959,159	$30,063,794
Increase (decrease) in partners’ capital resulting from:
Meals and Entertainment	178	178	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0	13,130	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,512,916	1,061,806	620,176
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(446,625)	(383,818)	(310,367)
Partnership’s distributions payable	660,161	662,251	659,919

Income tax basis partners’ capital	$34,069,633	$34,764,106	$35,484,922

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

6.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$429,373	$395,535	$408,693	$400,928
Net income	394,006	302,101	388,380	366,285
Net income allocated to cash preferred limited partners (a)	672,104	580,370	666,606	644,511
Net loss allocated to tax preferred limited partners (a)	(278,098)	(278,269)	(278,226)	(278,226)
Net income per weighted average cash preferred limited partner unit outstanding	$0.24	$0.20	$0.23	$0.22
Net loss per weighted average tax preferred limited partner unit outstanding (b)	$(0.40)	$(0.40)	$(0.40)	$(0.41)
Distribution per weighted average cash preferred limited partner unit outstanding (b)	$0.22	$0.21	$0.23	$0.22

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$448,373	$477,163	$409,891	$391,903
Net income	426,055	377,614	378,460	365,765
Net income allocated to cash preferred limited partners	703,572	650,353	657,245	644,452
Net loss allocated to tax preferred limited partners	(277,517)	(272,739)	(278,785)	(278,687)
Net income per weighted average cash preferred limited partner unit outstanding	$0.25	$0.23	$0.23	$0.23
Net loss per weighted average tax preferred limited partner unit outstanding (b)	$(0.36)	$(0.37)	$(0.38)	$(0.40)
Distribution per weighted average cash preferred limited partner unit outstanding	$0.24	$0.24	$0.23	$0.23

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

(b)	The totals of the four quarterly amounts do not equal the totals for the year. The difference results from the use of weighted averages to compute the number of units outstanding for each quarter and the year.

WELLS REAL ESTATE FUND XII, L.P.

                                                                       (A Georgia Public Limited Partnership)

7.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the years ended December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Taxes and licensing fees	$94,896	$44,712
Salary reimbursements	38,790	8,548
Independent accounting fees	14,324	7,228
Printing expenses	10,068	1,454
Other professional fees	6,598	11,566
Postage and delivery expenses	5,862	5,362
Legal fees	3,628	93,523
Bank service charges	1,677	0
Filing and registration fees	15	0
Life insurance	0	319
Other office expenses	0	34

Total partnership administration and legal and accounting costs	$175,858	$172,746

REPORT OF INDEPENDENT AUDITORS

The Partners

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
Real estate assets, at cost:
Land	$5,048,797	$5,048,797
Building and improvements, less accumulated depreciation of $4,880,004 and $3,784,766 at December 31, 2003 and 2002, respectively	22,453,447	23,533,686

Total real estate assets	27,502,244	28,582,483
Cash and cash equivalents	641,912	594,294
Accounts receivable, net	520,599	439,707

Total assets	$28,664,755	$29,616,484

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$580,540	$635,756
Deferred rent	244,599	0
Accounts payable and refundable security deposits	130,295	157,666

Total liabilities	955,434	793,422

Partners’ capital:
Wells Real Estate Fund XI, L.P.	7,245,379	7,536,600
Wells Real Estate Fund XII, L.P.	4,735,342	4,925,669
Wells Operating Partnership, L.P.	15,728,600	16,360,793

Total partners’ capital	27,709,321	28,823,062

Total liabilities and partners’ capital	$28,664,755	$29,616,484

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$2,783,101	$3,359,469	$3,346,227
Other income	96,002	24,389	360
Reimbursement	89,188	63,432	114,066
Recovery of bad debt	57,410
Interest income	2,600	8,001	24,480

	3,028,301	3,455,291	3,485,133

Expenses:
Depreciation	1,095,238	1,092,650	1,092,853
Operating costs	336,920	133,638	86,617
Management and leasing fees	151,060	164,576	156,987
Joint Venture administration	114,278	83,190	65,765
Legal and accounting	48,161	19,142	18,000
Bad debt expense	0	229,159	0

	1,745,657	1,722,355	1,420,222

Net income	$1,282,644	$1,732,936	$2,064,911

Net income allocated to Wells Real Estate Fund XI, L.P.	$335,386	$453,128	$539,930

Net income allocated to Wells Real Estate Fund XII, L.P.	$219,191	$296,142	$352,878

Net income allocated to Wells Operating Partnership, L.P.	$728,067	$983,666	$1,172,103

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, December 31, 2000	$8,148,261	$5,325,424	$17,688,615	$31,162,300

Net income	539,930	352,878	1,172,103	2,064,911
Partnership distributions	(770,545)	(503,599)	(1,672,733)	(2,946,877)

BALANCE, December 31, 2001	7,917,646	5,174,703	17,187,985	30,280,334

Net income	453,128	296,142	983,666	1,732,936
Partnership distributions	(834,174)	(545,176)	(1,810,858)	(3,190,208)

BALANCE, December 31, 2002	7,536,600	4,925,669	16,360,793	28,823,062

Net income	335,386	219,191	728,067	1,282,644
Partnership distributions	(626,607)	(409,518)	(1,360,260)	(2,396,385)

BALANCE, December 31, 2003	$7,245,379	$4,735,342	$15,728,600	$27,709,321

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,282,644	$1,732,936	$2,064,911

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,095,238	1,092,650	1,092,853
Amortization of deferred leasing costs	0	13,787	13,787
Changes in assets and liabilities:
Accounts receivable, net	(80,892)	235,315	(280,708)
Deferred rent	244,599	0	0
Other assets	0	26,486	0
Accounts payable and refundable security deposits	(27,371)	43,054	432

Total adjustments	1,231,574	1,411,292	826,364

Net cash provided by operating activities	2,514,218	3,144,228	2,891,275
Cash flows from investing activities:
Investment in real estate assets	(14,999)	0	0
Investment in deferred lease acquisition costs	0	(13,787)	(13,787)

Net cash used in investing activities	(14,999)	(13,787)	(13,787)
Cash flows from financing activities:
Distributions to joint venture partners	(2,451,601)	(3,311,952)	(2,642,772)

Net increase (decrease) in cash and cash equivalents	47,618	(181,511)	234,716
Cash and cash equivalents, beginning of year	594,294	775,805	541,089

Cash and cash equivalents, end of year	$641,912	$594,294	$775,805

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$580,540	$635,756	$757,500

Write-off of fully amortized deferred leasing costs	$0	$13,787	$13,787

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On May 1, 1999, Wells Real Estate Fund XI, L.P. (“Wells Fund XI”), Wells Real Estate Fund XII, L.P (“Wells Fund XII”) and Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture known as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Fund XI and Wells Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

On May 18, 1999, the Joint Venture purchased a 169,510-square foot, two-story manufacturing and office building, known as 111 Southchase Boulevard, located in Fountain Inn, South Carolina. On July 21, 1999, the Joint Venture purchased a 68,900-square foot, three-story office building, known as the Sprint Building, located in Leawood, Kansas. On August 17, 1999, the Joint Venture purchased a 130,000 square foot office and warehouse building, known as the Johnson Matthey Building, located in Chester County, Pennsylvania. On September 20, 1999, the Joint Venture purchased a 62,400 square foot, two-story office building, known as the Gartner Building, located in Fort Myers, Florida.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent on the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XI, Wells Fund XII and Wells OP in accordance with their respective ownership interests of approximately 26%, 17% and 57%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $229,159 have been recorded as of December 31, 2003 and 2002, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XI, Wells Fund XII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XI and Wells Fund XII entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties (aggregate maximum of 6%) or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for supervising the assets, management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis. The Joint Venture incurred management and leasing fees of $143,259, $150,788, and $143,200 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $95,508, $67,300, and $52,854, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XI, Wells Fund XII and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ended December 31:
2004	$2,215,904
2005	1,799,470
2006	1,842,913
2007	1,407,539
2008	78,319
Thereafter	0

$7,344,145

Three tenants contributed approximately 39%, 31%, and 30% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 50% and 43% of future minimum rental income.

The Joint Venture has received notice that Sprint, the sole tenant of the Sprint Building, will terminate its lease and vacate the premises effective May 18, 2004. Accordingly, no such future minimum rental income is included above for Sprint following May 2004. Sprint contributed approximately $1,100,000 of rental income in 2003.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (e)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
111 SOUTHCHASE BOULEVARD (formerly known as the “EYBL CARTEX BUILDING”) (a)	None	$330,000	$4,791,828	$228,411	$343,750	$5,006,489	$0	$5,350,239	$934,148	1998	05/18/99	20 to 25 years
SPRINT BUILDING (b)	None	1,696,000	7,850,726	397,783	1,766,667	8,177,842	0	9,944,509	1,472,012	1998	07/02/99	20 to 25 years
JOHNSON MATTHEY BUILDING (c)	None	1,925,000	6,131,392	335,685	2,005,209	6,386,868	0	8,392,077	1,128,387	1973	08/17/99	20 to 25 years
GARTNER BUILDING (d)	None	895,844	7,451,760	347,819	933,171	7,762,252	0	8,695,423	1,345,457	1998	09/20/99	20 to 25 years

Total		$4,846,844	$26,225,706	$1,309,698	$5,048,797	$27,333,451	$0	$32,382,248	$4,880,004

(a)	111 Southchase Boulevard, is a two-story manufacturing and office building located in Fountain Inn, South Carolina.

(b)	Sprint Building is a three-story office building located in Leawood, Johnson County, Kansas.

(c)	Johnson Matthey Building is a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania.

(d)	Gartner Building is a two-story office building located in Ft. Myers, Lee County, Florida.

(e)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$32,367,249	$1,599,263

2001 additions	0	1,092,853

BALANCE AT DECEMBER 31, 2001	32,367,249	2,692,116

2002 additions	0	1,092,650

BALANCE AT DECEMBER 31, 2002	32,367,249	3,784,766

2003 additions	14,999	1,095,238

BALANCE AT DECEMBER 31, 2003	$32,382,248	$4,880,004

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
Real estate assets, at cost:
Land	$8,899,574	$8,899,574
Building and improvements, less accumulated depreciation of $6,230,071 and $4,172,512 at December 31, 2003 and 2002, respectively	41,777,042	43,834,601

Total real estate assets	50,676,616	52,734,175
Cash and cash equivalents	1,512,201	1,513,639
Accounts receivable	855,008	617,153
Other assets	25,000	25,000

Total assets	$53,068,825	$54,889,967

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$1,244,111	$1,250,182
Accounts payable and refundable security deposits	228,577	143,701
Deferred rent	117,250	157,067

Total liabilities	1,589,938	1,550,950

Partners’ capital:
Wells Real Estate Fund XII, L.P.	23,159,162	23,995,998
Wells Operating Partnership, L.P.	28,319,725	29,343,019

Total partners’ capital	51,478,887	53,339,017

Total liabilities and partners’ capital	$53,068,825	$54,889,967

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Revenues:
Rental income	$5,596,879	$5,542,529	$4,683,323
Reimbursement	621,803	635,659	540,004
Interest income	2,558	14,239	25,144

	6,221,240	6,192,427	5,248,471

Expenses:
Depreciation	2,057,559	2,040,674	1,807,106
Management and leasing fees	289,618	276,202	224,033
Joint Venture administration	75,084	65,100	41,828
Legal and accounting	32,192	13,171	13,525
Operating costs	621,927	619,881	550,457

	3,076,380	3,015,028	2,636,949

Net income	$3,144,860	$3,177,399	$2,611,522

Net income allocated to Wells Real EstateFund XII, L.P.	$1,414,809	$1,430,411	$1,224,645

Net income allocated to Wells Operating Partnership, L.P.	$1,730,051	$1,746,988	$1,386,877

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002 AND 2001

	Wells Real Estate Fund XII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, December 31, 2000	$16,242,126	$14,312,901	$30,555,027
Net income	1,224,645	1,386,877	2,611,522
Partnership contributions	9,298,084	16,795,441	26,093,525
Partnership distributions	(1,935,961)	(2,195,347)	(4,131,308)

BALANCE, December 31, 2001	24,828,894	30,299,872	55,128,766
Net income	1,430,411	1,746,988	3,177,399
Partnership contributions	0	60,494	60,494
Partnership distributions	(2,263,307)	(2,764,335)	(5,027,642)

BALANCE, December 31, 2002	23,995,998	29,343,019	53,339,017
Net income	1,414,809	1,730,051	3,144,860
Partnership distributions	(2,251,645)	(2,753,345)	(5,004,990)

BALANCE, December 31, 2003	$23,159,162	$28,319,725	$51,478,887

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$3,144,860	$3,177,399	$2,611,522

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,057,559	2,040,674	1,807,106
Changes in assets and liabilities:
Accounts receivable	(237,855)	(200,130)	(286,533)
Other assets	0	0	(25,000)
Deferred rent	(39,817)	157,067	0
Accounts payable and refundable security deposits	84,876	8,732	134,969

Total adjustments	1,864,763	2,006,343	1,630,542

Net cash provided by operating activities	5,009,623	5,183,742	4,242,064

Cash flows from investing activities:
Investment in real estate assets	0	(60,494)	(26,096,138)

Cash flows from financing activities:
Distributions to joint venture partners	(5,011,061)	(5,015,665)	(3,101,364)
Contributions received from partners	0	60,494	26,093,525

Net cash (used in) provided by financing activities	(5,011,061)	(4,955,171)	22,992,161

Net (decrease) increase in cash and cash equivalents	(1,438)	168,077	1,138,087
Cash and cash equivalents, beginning of year	1,513,639	1,345,562	207,475

Cash and cash equivalents, end of year	$1,512,201	$1,513,639	$1,345,562

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$1,244,111	$1,250,182	$1,238,205

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On May 10, 2000, Wells Real Estate Fund XII, L.P. (“Wells Fund XII”) and Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture agreement to form Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On May 10, 2000, the Joint Venture purchased a 77,054-square foot, three-story office building located in Troy, Oakland County, Michigan, known as the Siemens Building. On December 28, 2000, the Joint Venture purchased a 50,000-square foot one-story office building and a 78,500-square foot, two-story office building located in Oklahoma City, Oklahoma County, Oklahoma, collectively known as the AT&T Oklahoma Building. On May 15, 2001, the Joint Venture purchased a 201,237-square foot, three-story office building, located in Brentwood, Williamson County, Tennessee, known as the Comdata Building.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XII and Wells OP in accordance with their respective ownership interests of approximately 45% and 55%. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been provided for as of December 31, 2003 or 2002.

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

Deferred Project Costs

Wells Fund XII and Wells OP paid 3.5% of gross capital contributions to Wells Capital, Inc. for acquisition and advisory services, subject to certain overall limitations. These fees were capitalized by Wells Fund XII and Wells OP as paid and allocated to specific properties, including the Siemens Building, the AT&T Oklahoma Building, and the Comdata Building, upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture and depreciated over their respective estimated useful lives.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XII entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties (aggregate maximum of 6%) or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for supervising the assets, management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis. The Joint Venture incurred management and leasing fees of $274,618, $276,202, and $224,033 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $62,386, $48,463, and $38,928, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XII and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2002 follows:

Year ended December 31:
2004	$5,521,064
2005	5,553,427
2006	5,585,790
2007	5,714,877
2008	5,762,232
Thereafter	23,872,456

$52,009,846

Three tenants contributed approximately 45%, 26%, and 23% of rental income for the year ended December 31, 2003. In addition, three tenants will contribute approximately 60%, 20%, and 17% of future minimum rental income.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
SIEMENS BUILDING(a)	None	$2,143,588	$9,984,032	$2,760,480	$2,232,905	$12,655,195	$0	$14,888,100	$2,229,462	2000	05/10/00	20 to 25 years
AT&T OKLAHOMA BUILDING(b)	None	2,100,000	13,233,305	639,827	2,187,501	13,785,631	0	15,973,132	1,700,205	1998	12/28/00	20 to 25 years
COMDATA BUILDING(c)	None	4,300,000	20,702,019	1,043,436	4,479,168	21,566,287	0	26,045,455	2,300,404	1986	5/15/01	20 to 25 years

Total		$8,543,588	$43,919,356	$4,443,743	$8,899,574	$48,007,113	$0	$56,906,687	$6,230,071

(a)	Siemens Building is a three-story office building located in Troy, Oakland County, Michigan.

(b)	AT&T Oklahoma Building is a one-story office building and a two-story office building located in Oklahoma City, Oklahoma County, Oklahoma.

(c)	Comdata Building is a three-story office building located in Williamson County, Brentwood, Tennessee.

(d)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$30,750,055	$324,732

2001 additions	26,096,138	1,807,106

BALANCE AT DECEMBER 31, 2001	56,846,193	2,131,838

2002 additions	60,494	2,040,674

BALANCE AT DECEMBER 31, 2002	56,906,687	4,172,512

2003 additions	0	2,057,559

BALANCE AT DECEMBER 31, 2003	$56,906,687	$6,230,071