Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND XII LP
filed 2004-05-10
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward looking statements can generally be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investments in joint ventures	$27,623,187	$27,894,505
Due from joint ventures	490,732	658,908
Cash and cash equivalents	195,405	14,922
Accounts receivable	0	1,377

Total assets	$28,309,324	$28,569,712

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$621,361	$660,161
Accounts payable	29,376	17,948

Total liabilities	650,737	678,109

Partners’ capital:
Limited partners:
Cash Preferred—2,924,050 and 2,934,050 units outstanding as of March 31, 2004 and December 31, 2003, respectively	25,470,087	25,536,652
Tax Preferred—637,069 and 627,069 units outstanding as of March 31, 2004 and December 31, 2003, respectively	2,188,500	2,354,951
General partners	0	0

Total partners’ capital	27,658,587	27,891,603

Total liabilities and partners’ capital	$28,309,324	$28,569,712

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity in income of joint ventures	$413,146	$429,111
Other income	0	262

	413,146	429,373

EXPENSES:
Partnership administration	15,726	30,033
Legal and accounting	8,794	3,984
Other general and administrative	282	1,350

	24,802	35,367

NET INCOME	$388,344	$394,006

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$666,570	$672,104

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(278,226)	$(278,098)

NET INCOME PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.23	$0.24

NET LOSS PER WEIGHTED-AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.44)	$(0.40)

CASH DISTRIBUTION PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.21	$0.22

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED LIMITED PARTNER UNIT	2,924,050	2,858,396

TAX PREFERRED LIMITED PARTNER UNIT	637,069	702,723

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE at December 31, 2002	2,856,396	$25,158,289	704,723	$3,800,870	$0	$28,959,159
Net income (loss)	0	2,563,592	0	(1,112,820)	0	1,450,772
Partnership distributions	0	(2,518,328)	0	0	0	(2,518,328)
Tax preferred conversion elections	77,654	333,099	(77,654)	(333,099)	0	0

BALANCE at December 31, 2003	2,934,050	25,536,652	627,069	2,354,951	0	27,891,603

Net income (loss)	0	666,570	0	(278,226)	0	388,344
Partnership distributions	0	(621,360)	0	0	0	(621,360)
Tax preferred conversion elections	(10,000)	(111,775)	10,000	111,775	0	0

BALANCE at March 31, 2004	2,924,050	$25,470,087	637,069	$2,188,500	$0	$27,658,587

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$388,344	$394,006
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(413,146)	(429,111)
Changes in assets and liabilities:
Accounts receivable	1,377	460
Accounts payable	11,428	3,309

Net cash used in operating activities	(11,997)	(31,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	852,640	671,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(660,160)	(660,541)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180,483	(20,801)

CASH AND CASH EQUIVALENTS, beginning of period	14,922	30,471

CASH AND CASH EQUIVALENTS, end of period	$195,405	$9,670

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$490,732	$682,323

Partnership distributions payable	$621,361	$626,984

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, as the general partners (collectively, the “General Partners”). The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) remove a General Partner; (d) elect a new General Partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units for $10 per unit.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

The Wells Fund XI – Fund XII – REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

1. 111 Southchase Boulevard

(formerly known as the “EYBL

CarTex Building”)

A two-story manufacturing and office building located in Fountain Inn, South Carolina

2. Sprint Building

A three-story office building located in Leawood, Kansas

3. Johnson Matthey Building

A two-story office building and warehouse located in Wayne, Pennsylvania

4. Gartner Building

A two-story office building located in Ft. Myers, Florida

Joint Venture	Joint Venture Partners	Properties

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

5. Siemens Building

A three-story office building located in Troy, Michigan

6. AT&T Oklahoma Building

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma

7. Comdata Building

A three-story office building located in Brentwood, Tennessee

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)  Allocations of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)  Distribution of Net Cash From Operations

Cash available for distribution, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until each limited partner has received distributions equal to a 10% per annum return on his respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e)  Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until each limited partner has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Fund XI-XII- REIT Associates	$719,798	$814,833	$296,736	$411,562
Fund XII-REIT Associates	1,587,328	1,526,742	805,631	797,500

	$2,307,126	$2,341,575	$1,102,367	$1,209,062

3.    RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to the lesser of (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $116,400 and $103,902 for the three months ended March 31, 2004 and 2003, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc (“Wells Capital”), the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $16,931 and $11,223 for the three months ended March 31, 2004 and 2003, respectively, for these services. In addition, the Joint Ventures reimbursed Wells Capital $44,449 and $41,774 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)  Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.    CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)  Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is in the holding phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in seven properties through interests in affiliated joint ventures. As of March 31, 2004, five properties are substantially leased to tenants in the beginning/middle of their respective initial lease terms, the sole tenant of one property, the Sprint Building, has given notice that it is exercising an early termination option under the initial lease term effective May 2004, and one property, 111 Southchase Boulevard, is vacant. Management will continue to actively pursue potential re-leasing strategies for 111 Southchase Boulevard and the Sprint Building during 2004.

As the Partnership evolves through the life cycle, our most significant risks and challenges continue to evolve concurrently. At such time as we enter the positioning-for-sale phase, we anticipate that we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During the first quarter of 2004, as compared to the first quarter of 2003, net income remained relatively stable; however, the Partnership anticipates focusing resources on re-leasing vacant properties during the remainder of 2004. Cash flows increased during the same time period, primarily as a result of an increase in distributions received from Joint Ventures. Substantially all of our revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate utilizing operating cash flows to fund the costs necessary to re-lease 111 Southchase Boulevard and the Sprint Building in 2004.

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership remained relatively stable at $413,146 for the three months ended March 31, 2004 and $429,373 for the three months ended March 31, 2003.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures also remained relatively stable at $2,307,126 and $2,341,575 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of Joint Ventures

Expenses of the Joint Ventures increased for the three months ended March 31, 2004, primarily due to lower property tax expense in the prior year for the sole tenant of the Siemens Building, as the tenant inadvertently paid amounts due for the first half of 2003 directly to the taxing authority rather than being invoiced by Fund XII-REIT Associates.

As a result of all of the factors described above, equity in income of Joint Ventures decreased to $413,146 from $429,111 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership were $24,802 and $35,367 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease is primarily due to a change in the timing of payments of Tennessee partnership taxes, partially offset by an increase in administrative costs.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $388,344 and $394,006 for the three months ended March 31, 2004 and 2003, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(11,997) and $(31,336) for the three months ended March 31, 2004 and 2003, respectively, primarily due to the change in timing of paying accounts payable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $852,640 and $671,076 for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase from 2003 is solely the result of a change in the timing of transferring funds available for distribution to the limited partners from Fund XII-REIT to the Partnership.

Cash Flows From Financing Activities

Net cash flows from financing activities were stable at $(660,160) and $(660,541) for the three months ended March 31, 2004 and 2003, respectively. Cash flows used in financing activities for 2004 and 2003 are solely comprised of distributions paid to limited partners.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.21 and $0.22 per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made primarily from distributions received from investments in Joint Ventures. Reductions in distributions to the limited partners are anticipated in 2004 due to funding the Partnership’s pro-rata portion of capital expenditures and re-leasing costs associated several of the properties in which the Partnership holds an interest, as discussed within the Capital Resources section which follows.

Distributions accrued for the first quarter of 2004 to the limited partners holding Cash Preferred Units were paid in May 2004. In accordance with the partnership agreement, no distributions have been made to the limited partners holding Tax Preferred Status Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near-term, the General Partners anticipate that the Partnership will fund its pro-rata portion of the costs associated with: (i) re- leasing the Sprint Building (early termination becomes effective May 18, 2004) and the 111 Southchase Boulevard property; (ii) purchasing additional land and constructing parking facilities for the Gartner Building; and (iii) building improvements for the Johnson Matthey Building, Comdata Building, and the Sprint Building.

(d)  Related-Party Transactions and Agreements

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(g)  Certain Litigation Involving Our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

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

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	On March 26, 2004, the Partnership filed a Current Report on Form 8-K dated March 26, 2004 disclosing certain litigation against Leo F. Wells, III, one of our General Partners, Wells Capital, Inc., the corporate general partner of our other General Partner, and certain other Wells affiliated entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 10, 2004	/S/ LEO F. WELLS, III

Leo F. Wells, III
President

May 10, 2004	/S/ DOUGLAS P. WILLIAMS
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