Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND XII LP
filed 2004-08-11
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438242
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward looking statements can generally be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XII, L.P.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investments in joint ventures	$27,331,775	$27,894,505
Cash and cash equivalents	175,430	14,922
Due from joint ventures	527,862	658,908
Accounts receivable	0	1,377

Total assets	$28,035,067	$28,569,712

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$14,563	$17,948
Partnership distributions payable	440,107	660,161

Total liabilities	454,670	678,109

Partners’ capital:
Limited partners:
Cash Preferred—2,934,050 units outstanding as of June 30, 2004 and December 31, 2003	25,708,964	25,536,652
Tax Preferred—627,069 units outstanding as of June 30, 2004 and December 31, 2003	1,871,433	2,354,951
General partners	0	0

Total partners’ capital	27,580,397	27,891,603

Total liabilities and partners’ capital	$28,035,067	$28,569,712

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$438,162	$395,535	$851,308	$824,646

EXPENSES:
Partnership administration	67,023	85,277	82,750	115,311
Legal and accounting	9,936	5,961	18,729	9,944
Other general and administrative	701	2,196	983	3,546

Total expenses	77,660	93,434	102,462	128,801
OTHER INCOME	115	0	115	262

NET INCOME	$360,617	$302,101	$748,961	$696,107

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$638,965	$580,370	$1,305,535	$1,252,474

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(278,348)	$(278,269)	$(556,574)	$(556,367)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.22	$0.20	$0.45	$0.44

TAX PREFERRED	$(0.44)	$(0.40)	$(0.88)	$(0.79)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.15	$0.21	$0.36	$0.42

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,934,050	2,858,396	2,929,050	2,858,396

TAX PREFERRED	627,069	702,723	632,069	702,723

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,856,396	$25,158,289	704,723	$3,800,870	$0	$28,959,159

Net income (loss)	0	2,563,592	0	(1,112,820)	0	1,450,772
Distributions of operating cash flow	0	(2,518,328)	0	0	0	(2,518,328)
Tax preferred conversion elections	77,654	333,099	(77,654)	(333,099)	0	0

BALANCE at December 31, 2003	2,934,050	25,536,652	627,069	2,354,951	0	27,891,603

Net income (loss)	0	1,305,535	0	(556,574)	0	748,961
Distributions of operating cash flow	0	(1,060,167)	0	0	0	(1,060,167)
Cash preferred conversion elections	(10,000)	(130,553)	10,000	130,553	0	0
Tax preferred conversion elections	10,000	57,497	(10,000)	(57,497)	0	0

BALANCE, June 30, 2004	2,934,050	$25,708,964	627,069	$1,871,433	$0	$27,580,397

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$748,961	$696,107
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(851,308)	(824,646)
Operating distributions received from joint ventures	1,545,084	1,544,727
Changes in operating assets and liabilities:
Accounts receivable	1,377	(1,280)
Accounts payable and accrued expenses	(3,385)	20,329

Total adjustments	691,768	739,130

Net cash provided by operating activities	1,440,729	1,435,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(1,280,221)	(1,285,481)

NET INCREASE IN CASH AND CASH EQUIVALENTS	160,508	149,756

CASH AND CASH EQUIVALENTS, beginning of period	14,922	30,471

CASH AND CASH EQUIVALENTS, end of period	$175,430	$180,227

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$440,107	$589,544

See accompanying notes.

.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

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

On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of limited partnership units pursuant to a Registration Statement on filed Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 1, 1999, upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 21, 2001, at which time the Partnership had sold 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units to 1,227 and 106 Cash Preferred and Tax Preferred Limited Partners, respectively, for total limited partner Capital Contributions of $35,611,192. Limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

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

2. 20/20 Building (formerly known as the “Sprint Building”)

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

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

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

(d)	Distribution of Net Cash From Operations

Cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until each limited partner has received distributions equal to a 10% per annum return on his respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until each limited partner has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval of the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and the six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003
Fund XII-REIT Associates	$1,537,782	$1,513,109	$778,163	$782,611
Fund XI-XII-REIT Associates	929,288	716,841	515,428	254,280

	$2,467,070	$2,229,950	$1,293,591	$1,036,891

	Total Revenues		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
Fund XII-REIT Associates	$3,125,111	$3,039,851	$1,583,794	$1,580,111
Fund XI-XII-REIT Associates	1,649,086	1,531,674	812,163	665,841

	$4,774,197	$4,571,525	$2,395,957	$2,245,952

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $28,994 and $36,472 for the three months ended June 30, 2004 and 2003, respectively, and $72,612 and $71,995 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $25,028 and $11,434 for the three months ended June 30, 2004 and 2003, respectively, and $41,959 and $22,658 for the six months ended June 30, 2004 and 2003, respectively, for these services and expenses.

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

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership is in the holding phase of its life cycle. The Partnership owns interests in seven properties. Five of the properties are 100% leased to tenants in the beginning to middle of their lease terms. The 111 Southchase Boulevard building is 100% vacant, and Sprint exercised an early lease termination option at the 20/20 Building (formerly known as the Sprint Building), effective in May 2004. Our focus at this time involves leasing these two vacant properties in the portfolio and maximizing operating performance in the remaining assets in order to deliver what we believe will be the best overall performance for our investors.

While the portfolio enjoys a relatively high overall occupancy level currently, we do face some near-term leasing issues with the two vacant properties. While these leasing challenges may impact operating performance, we are aggressively working with existing and potential tenants in these markets to minimize any negative effects to the extent possible.

The second quarter 2004 operating distributions to the Cash Preferred unit holders were 6.0%, a decline from the first quarter distribution rate of 8.5%. The General Partners anticipate that operating distributions may decline in the near term as the Partnership absorbs its pro-rata share of several potential capital needs, including: (i) re-leasing costs for the 20/20 Building and 111 Southchase Boulevard; and (ii) other capital improvements for the Gartner Building, the Johnson Matthey Building, the Comdata Building, and the 20/20 Building.

As of June 30, 2004, current Cash Preferred unit holders have received cumulative net operating cash flows of approximately $11.8 million, as compared to approximately $29.3 million originally invested, or approximately 40% of the dollars invested since inception. No operating distributions have been made to investors holding Tax Preferred units or to the General Partners, in line with the partnership agreement.

Property Summary

•	The AT&T Oklahoma Building is located in Oklahoma City, Oklahoma. This asset is fully leased to two tenants, with lease expirations in 2008 and 2010.

•	The Comdata Building in Brentwood, Tennessee, outside Nashville, is 100% leased through 2016.

•	The 111 Southchase Boulevard building in Greenville, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset.

•	The Gartner Building is located in Fort Myers, Florida, and is currently 100% leased through January 2008.

•	The Johnson Matthey Building is located in Wayne, Pennsylvania, a submarket of Philadelphia. This asset is fully leased through June 2007.

•	The Siemens Building is located in Detroit, Michigan. The property is 100% leased, and the lease extends to 2010.

•	As noted above, Sprint exercised an early termination option at the 20/20 Building, effective in May 2004. The tenant has vacated the property, and we have engaged our local leasing team to begin the marketing effort.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked, and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds will encounter lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either re-new an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $438,162 and $395,535 for the three months ended June 30, 2004 and 2003, respectively, and $851,308 and $824,646 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to the recognition of a lease termination fee for the sole tenant of the 20/20 Building, partially offset by a decline in operating income following the termination effective May 2004.

Expenses of the Partnership

Total expenses of the Partnership were $77,660 and $93,434 for the three months ended June 30, 2004 and 2003, respectively, and $102,462 and $128,801 for the six months ended June 30, 2004 and 2003, respectively. The 2004 decreases are primarily attributable to an decrease in Tennessee partnership tax expenses due to the 2002 fourth quarter estimate payment being made in the first quarter of 2003, partially offset by an increase in administrative salaries and accounting and legal fees associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004 and 2003, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1.4 million. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners.

Reductions in distributions to the limited partners are anticipated for the remainder of 2004 in connection with funding the Partnership’s pro rata portion of capital expenditures and re-leasing costs associated the properties discussed below. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $455,000 as of June 30, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund (i) its proportionate share of costs related to re-leasing 111 Southchase Boulevard and the 20/20 Building, both of which are currently vacant, (ii) roof replacement costs for the Comdata Building, and (iii) building improvements for the Gartner Building, the Johnson Matthey Building, and the 20/20 Building.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less, expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

(d)	Related-Party Transactions and Agreements

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)	Certain Litigation Involving Our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 11, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
August 11, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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