Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND XII LP
filed 2004-11-12
CIK 1072805

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XII, L.P.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$27,269,647	$27,894,505
Cash and cash equivalents	169,735	14,922
Due from joint ventures	545,841	658,908
Accounts receivable	0	1,377

Total assets	$27,985,223	$28,569,712

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$27,219	$17,948
Partnership distributions payable	437,107	660,161

Total liabilities	464,326	678,109

Partners’ capital:
Limited partners:
Cash Preferred—2,914,050 and 2,934,050 units outstanding as of September 30, 2004 and December 31, 2003, respectively	25,645,385	25,536,652
Tax Preferred—647,069 and 627,069 units outstanding as of September 30, 2004 and December 31, 2003, respectively	1,875,512	2,354,951
General partners	0	0

Total partners’ capital	27,520,897	27,891,603

Total liabilities and partners’ capital	$27,985,223	$28,569,712

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$433,713	$408,693	$1,285,021	$1,233,338

EXPENSES:
Partnership administration	43,374	17,656	126,124	132,967
Legal and accounting	11,254	208	29,983	10,152
Other general and administrative	176	2,449	1,159	5,994

Total expenses	54,804	20,313	157,266	149,113

OTHER INCOME	0	0	115	262

NET INCOME	$378,909	$388,380	$1,127,870	$1,084,487

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$549,313	$666,606	$1,854,848	$1,919,081

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(170,404)	$(278,226)	$(726,978)	$(834,594)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.19	$0.23	$0.63	$0.67

TAX PREFERRED	$(0.26)	$(0.40)	$(1.14)	$(1.19)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.15	$0.23	$0.51	$0.65

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,914,050	2,869,896	2,924,050	2,862,229

TAX PREFERRED	647,069	691,223	637,069	698,890

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,856,396	$25,158,289	704,723	$3,800,870	$0	$28,959,159

Net income (loss)	0	2,563,592	0	(1,112,820)	0	1,450,772
Distributions of operating cash flow	0	(2,518,328)	0	0	0	(2,518,328)
Tax preferred conversion elections	77,654	333,099	(77,654)	(333,099)	0	0

BALANCE at December 31, 2003	2,934,050	25,536,652	627,069	2,354,951	0	27,891,603

Net income (loss)	0	1,854,848	0	(726,978)	0	1,127,870
Distributions of operating cash flow	0	(1,498,576)	0	0	0	(1,498,576)
Cash preferred conversion elections	(30,000)	(286,259)	30,000	286,259	0	0
Tax preferred conversion elections	10,000	38,720	(10,000)	(38,720)	0	0

BALANCE, September 30, 2004	2,914,050	$25,645,385	647,069	$1,875,512	$0	$27,520,897

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,127,870	$1,084,487
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,285,021)	(1,233,338)
Operating distributions received from joint ventures	2,072,946	2,006,391
Changes in operating assets and liabilities:
Accounts receivable	1,377	2,127
Accounts payable and accrued expenses	9,271	(2,914)

Total adjustments	798,573	772,266

Net cash provided by operating activities	1,926,443	1,856,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(50,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(1,721,630)	(1,875,025)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,813	(18,272)

CASH AND CASH EQUIVALENTS, beginning of period	14,922	30,471

CASH AND CASH EQUIVALENTS, end of period	$169,735	$12,199

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$437,107	$645,727

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI—Fund XII—REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

1. 111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”)

A two-story manufacturing and office building located in Fountain Inn, South Carolina

2. 20/20 Building (formerly known as the “Sprint Building”)

A three-story office building located in Leawood, Kansas

3. Johnson Matthey Building(2)

A one-story office building and warehouse located in Wayne, Pennsylvania

4. Gartner Building

A two-story office building located in Ft. Myers, Florida

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII—REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

5. Siemens Building

A three-story office building located in Troy, Michigan

6. AT&T Oklahoma Building

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma

7. Comdata Building

A three-story office building located in Brentwood, Tennessee

(1)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	The Johnson Matthey Building was sold in October 2004.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

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

Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partners having a positive balance in their respective capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until such limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three and the nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004		2003
Fund XII-REIT Associates	$1,580,370	$1,550,233	$941,094	(1)	$786,345
Fund XI-XII-REIT Associates	436,060	722,984	60,470	(1)	321,444

	$2,016,430	$2,273,217	$1,001,564		$1,107,789

	Total Revenues		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Fund XII-REIT Associates	$4,705,481	$4,590,084	$2,524,888	(1)	$2,366,456
Fund XI-XII-REIT Associates	2,085,147	2,254,658	872,634	(1)	987,285

	$6,790,628	$6,844,742	$3,397,522		$3,353,741

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $189,977 and $114,310 for Fund XII-REIT Associates and Fund XI-XII-REIT Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $33,582 and $37,922 for the three months ended September 30, 2004 and 2003, respectively, and $106,193 and $109,916 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the corporate general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $22,131 and $13,521 for the three months ended September 30, 2004 and 2003, respectively, and $64,090 and $36,178 for the nine months ended September 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to the current sole tenant, Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,653,000, and recognized a gain of approximately $413,000. The gain recognized from the sale of the Johnson Matthey Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We are in the holding phase of our life cycle. We invested in the Joint Ventures, which originally acquired seven properties, of which one property, the Johnson Matthey Building, was sold in October 2004. Four of the remaining properties in the Joint Ventures are 100% leased to tenants in the beginning to middle of their lease terms, and two properties, 111 Southchase Boulevard and the 20/20 Building, are both vacant. Our focus at this time involves leasing the two vacant properties in the portfolio and maximizing operating performance in the remaining assets in the Joint Ventures in order to deliver what we believe will be the best overall performance for our investors.

The Johnson Matthey Building was sold on October 5, 2004 for a sale price which was well above the original acquisition price. We have extended the lease to the Gartner Group, the sole tenant at the Gartner Building, for an additional five years through January 2013. This extension will provide additional stability to the portfolio through its holding phase.

While the portfolio maintains a relatively high overall occupancy level, currently, we face some near-term leasing issues that may impact future operating performance. In response to these leasing challenges, we are assisting the Joint Ventures to work aggressively with existing and potential tenants within these markets in order to minimize the negative effects to the Partnership.

The third quarter 2004 operating distributions to the Cash Preferred unit holders were consistent with the second quarter distribution rate at 6.0% annualized of the limited partners’ net capital contributions, as defined. Our General Partners anticipate that operating distributions will remain at a similar level in the near term as we fund our pro-rata share of future capital needs, including (i) potential re-leasing costs for the Gartner Building, the 20/20 Building, and 111 Southchase Boulevard, and (ii) other capital improvements required at the Comdata Building and the 20/20 Building.

As of September 30, 2004, Cash Preferred unit holders have received cumulative net operating cash flow distributions of approximately $13.3 million since inception, which equates to approximately 46% of the 29.1 million originally invested.

Limited partners who have held Tax Preferred units since inception have cumulatively received $3.58 per unit in allocated tax losses through December 31, 2003. No operating distributions have been made to investors holding Tax Preferred units or to the General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	111 Southchase Boulevard in Greenville, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset;

•	As noted above, Sprint exercised an early termination option at the 20/20 Building, effective in May 2004. The tenant has vacated the property, and we have engaged our local leasing team to begin the marketing effort;

•	The Johnson Matthey Building was sold on October 5, 2004, and approximately $1,653,000 in net sale proceeds was allocated to the Partnership. Our General Partners are reviewing potential capital costs for the Partnership to determine if all, or a portion, of these proceeds can be distributed in 2005;

•	The Gartner Building is located in Fort Myers, Florida. During the third quarter, we completed a five-year extension of the Gartner lease for the entire building through January 2013;

•	The Siemens Building is located in Detroit, Michigan. The property is 100% leased, and the lease extends to 2010;

•	The AT&T – Oklahoma Building is located in Oklahoma City, Oklahoma. This asset is fully leased to two tenants, with lease expirations in 2008 and 2010; and

•	The Comdata Building in Brentwood, Tennessee, outside Nashville, is 100% leased through 2016.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked, and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $433,713 and $408,693 for the three months ended September 30, 2004 and 2003, respectively, and $1,285,021 and $1,233,338 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases resulted primarily from (i) a decline in depreciation due to expense changing estimated weighted-average composite useful life from 25 years to 40 years for all building assets owned through the Joint Ventures effective July 1, 2004, (ii) recognition of an early lease termination fee from Sprint, the sole tenant of the 20/20 Building, effective in May 2004, partially offset by (iii) the decrease in operating income generated by Fund XI-XII-REIT Associates, as the sole tenant of the 20/20 Building, Sprint, vacated the property in May 2004, (iv) foregone operating income due to the September 2003 sale of the Cort Building, and the following nonrecurring items: (v) receipt of a property tax refund in 2003 from the taxing authority for 111 Southchase Boulevard due to a reassessment, and (vi) the recovery of receivables (previously reserved in 2002) from the sole tenant of the Gartner Building in the first quarter of 2003.

Expenses of the Partnership

Our total expenses were $54,804 and $20,313 for the three months ended September 30, 2004 and 2003, respectively, and $157,266 and $149,113 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases resulted primarily from an increase in administrative salaries, accounting fees, legal fees, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004 and 2003, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1.9 million. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners.

Our General Partners anticipate that operating distributions to limited partners will remain at a similar level in the near term as we fund our pro-rata share of (i) re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, both of which are vacant, (ii) cost associated with the early lease renewal at the Gartner Building, and (iii) capital improvements for the Comdata Building and the 20/20 Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $91,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that the Partnership will fund its proportionate share of capital expenditures noted above. We anticipate our future operating cash flow to decline by approximately $35,000 per quarter as a result of selling the Johnson Matthey Building on October 5, 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves from known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized. Approximately $1.7 million of additional net sale proceeds are attributable to the Partnership as a result of the sale of the Johnson Matthey Building on October 5, 2004.

(d)	Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of September 30, 2004.

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

(g)	Subsequent Event

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to the current sole tenant, Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale, we received net sale proceeds of approximately $1,653,000, and recognized a gain of approximately $413,000. The gain recognized from the sale of the Johnson Matthey Building may be adjusted as additional information becomes available in subsequent periods.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by

WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND XII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XII, L.P.

Exhibit No.	Description
10.1	Purchase and Sale Agreement for the Johnson Matthey Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XI, L.P. for the period ending September 30, 2004, Commission File No. 0-25731, and hereby incorporated by this reference)

10.2	Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (previously filed with the Commission as Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund XI, L.P. for the period ending September 30, 2004, Commission File No. 0-25731, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002