Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND XII LP
filed 2005-05-13
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-30287

WELLS REAL ESTATE FUND XII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XII, L.P.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investments in joint ventures	$25,778,678	$25,918,247
Cash and cash equivalents	1,997,974	1,885,089
Due from affiliate	0	1,010
Due from joint ventures	585,443	575,686

Total assets	$28,362,095	$28,380,032

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$62,975	$35,707
Due to affiliates	7,081	3,135
Partnership distributions payable	533,609	440,857

Total liabilities	603,665	479,699

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred—2,944,050 and 2,939,050 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	25,931,837	25,907,456
Tax Preferred—617,069 and 622,069 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	1,826,593	1,992,877
General partners	0	0

Total partners’ capital	27,758,430	27,900,333

Total liabilities and partners’ capital	$28,362,095	$28,380,032

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$445,874	$413,146

EXPENSES:
Partnership administration	49,716	15,726
Legal and accounting	11,598	8,794
Other general and administrative	263	282

Total expenses	61,577	24,802

INTEREST AND OTHER INCOME	7,409	0

NET INCOME	$391,706	$388,344

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$541,972	$666,570

TAX PREFERRED	$(150,266)	$(278,226)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.18	$0.23

TAX PREFERRED	$(0.24)	$(0.44)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,944,050	2,924,050

TAX PREFERRED	617,069	637,069

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	2,934,050	$25,536,652	627,069	$2,354,951	$0	$27,891,603

Cash preferred conversion elections	(35,000)	(305,626)	35,000	305,626	0	0
Tax preferred conversion elections	40,000	125,888	(40,000)	(125,888)	0	0
Net income (loss)	0	2,489,975	0	(541,812)	0	1,948,163
Distributions of operating cash flows ($0.66 per Cash Preferred Unit)	0	(1,939,433)	0	0	0	(1,939,433)

BALANCE, December 31, 2004	2,939,050	25,907,456	622,069	1,992,877	0	27,900,333

Tax preferred conversion elections	5,000	16,018	(5,000)	(16,018)	0	0
Net income (loss)	0	541,972	0	(150,266)	0	391,706
Distributions of operating cash flows ($0.18 per Cash Preferred Unit)	0	(533,609)	0	0	0	(533,609)

BALANCE, March 31, 2005	2,944,050	$25,931,837	617,069	$1,826,593	$0	$27,758,430

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391,706	$388,344
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(445,874)	(413,146)
Operating distributions received from joint ventures	575,686	852,640
Changes in operating assets and liabilities:
Due from affiliate	1,010	0
Due to affiliates	3,946	1,377
Accounts payable and accrued expenses	27,268	11,428

Total adjustments	162,036	452,299

Net cash provided by operating activities	553,742	840,643

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(440,857)	(660,160)

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,885	180,483

CASH AND CASH EQUIVALENTS, beginning of period	1,885,089	14,922

CASH AND CASH EQUIVALENTS, end of period	$1,997,974	$195,405

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$533,609	$621,361

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to treat their units as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

4. Gartner Building (3)

A two-story office building located in Ft. Myers, Florida

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P. (1)

5. Siemens Building

A three-story office building located in Troy, Michigan

6. AT&T Oklahoma Building (3)

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma

7. Comdata Building

A three-story office building located in Brentwood, Tennessee

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	This property was sold in October 2004.
(3)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to an unrelated third party for a gross sale price of $10,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,653,000 and was allocated a gain of approximately $413,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Allocations of Net Income, Net Loss, and Gain on Sale

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

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $40,798 and $43,612 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $21,800 and $16,931 for the three months ended March 31, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $1,010 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $3,135 are included in due to affiliates in the accompanying balance sheet. As of March 31, 2005, administrative reimbursements due to Wells Management and Wells Capital of $7,081 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENTS IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the Joint Ventures for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund XI-XII-REIT Associates	$12,013	$272,273	$(226,426)	$32,744	$183,781	$263,992	$(42,645)	$296,736
Fund XII-REIT Associates	1,068,418	1,064,051	671,701	533,821	335,593	271,810	1,007,294	805,631

	$1,080,431	$1,336,324	$445,275	$566,565	$519,374	$535,802	$964,649	$1,102,367

5.	SUBSEQUENT EVENT

On April 13, 2005, Fund XI-XII-REIT Associates and Fund XII-REIT Associates sold the Gartner Building and the AT&T Oklahoma Building, respectively, to an unrelated third party. The gross sales price, excluding closing costs, for the Gartner Building and the AT&T Oklahoma Building is approximately $12.5 million and $21.4 million, respectively. As a result of the sale, the Partnership received net sale proceeds of approximately $11.7 million and was allocated a gain of approximately $4.0 million. The Partnership holds equity interests of approximately 17% in Fund XI-XII-REIT Associates, which is the sole owner of the Gartner Building, and approximately 45% in Fund XII-REIT Associates, which is the sole owner of the AT&T Oklahoma Building. The gain recognized from the sales of the Gartner Building and the AT&T Oklahoma Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the holding phase of our life cycle. The Partnership now owns interests in four properties, having sold the Gartner Building and AT&T Oklahoma Building after the close of the quarter. Two of the remaining properties are 100% leased to tenants in the beginning to middle of their lease terms. The 111 Southchase Boulevard property is 100% vacant, and Sprint exercised an early lease termination option at the 20/20 Building effective in May 2004. Our focus at this time involves leasing these two vacant properties in the portfolio and maximizing operating performance in the remaining assets in order to deliver what we believe will be the best overall performance for our investors. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

The start of 2005 has brought a number of positive events. After the close of the quarter, the Gartner Building and AT&T Oklahoma Building were sold as part of a larger package sale, and this transaction reflected a significant increase over the initial purchase prices of both assets. We also have announced the first distribution of net sale proceeds to the limited partners, scheduled for the second quarter 2005, totaling approximately $1,450,000 from the sale of the Johnson Matthey Building.

While the property sales have delivered positive results, we do face some near-term leasing issues with the two vacant properties. These leasing challenges may impact operating performance, but we are aggressively working with existing and potential tenants in these markets to minimize any negative effects to the extent possible.

The first quarter 2005 annualized operating distribution rate to the Cash-Preferred unit holders was 7.25%, an increase from the prior quarter. The General Partners anticipate that operating distributions may decline in the near term, given the reduced cash flows from the property sales and several potential capital issues, including: (i) re-leasing costs for the 20/20 Building and 111 Southchase Boulevard; and (ii) other capital improvements at the Comdata Building and the 20/20 Building.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	111 Southchase Boulevard in Fountain Inn, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset.

•	The 20/20 Building, located in Leawood, Kansas, is currently vacant. We have engaged our local leasing team and are marketing this asset aggressively for lease.

•	The Johnson Matthey Building was sold on October 5, 2004. The Partnership received approximately $1,653,000 in net sale proceeds. The General Partners are currently scheduled to distribute approximately $1,450,000 of these proceeds to the limited partners in the second quarter 2005. The remaining net sale proceeds are being reserved to fund capital costs discussed previously.

•	The Gartner Building located in Fort Myers, Florida was sold on April 13, 2005, as part of a larger package sale. As a result of the sale, the Partnership received net sale proceeds of approximately

$2,100,000. The General Partners will review the potential capital needs at the remaining properties in the portfolio to determine if all, or a portion of, these proceeds can be distributed in 2005.

•	The Siemens Building is located in Troy, Michigan. The property is 100% leased, and the lease extends to 2010.

•	The AT&T Oklahoma Building located in Oklahoma City, Oklahoma was sold on April 13, 2005, as part of a larger package sale. As a result of the sale, the Partnership received net sale proceeds of approximately $9,600,000. The General Partners will review the potential capital needs at the remaining properties in the portfolio to determine if all, or a portion of, these proceeds can be distributed in 2005.

•	The Comdata Building in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $445,874 and $413,146 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase in equity in income of Joint Ventures is primarily attributable to (i) a reduction in depreciation expense for the Gartner Building and the AT&T Oklahoma Building as a result of being classified as held for sale effective February 25, 2005, and (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iii) a decrease in operating income generated by Fund XI-XII-REIT Associates as the sole tenant of the 20/20 Building vacated the property in May 2004, and (iv) foregone income as a result of the sale of the Johnson Matthey Building in October 2004.

Expenses of the Partnership

Total expenses of the Partnership were $61,577 and $24,802 for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to taxes and licenses due to increases in the Tennessee partnership franchise and excise taxes as well as increases in administrative salaries, accounting fees, and legal fees, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $554,000 as compared to approximately $841,000 for the three months ended March 31, 2004. The decline in operating cash flows is due to a decline in operating distribution received from Joint Ventures as a result of the sale of the Johnson Matthey Building in October 2004 as well as the early lease termination of the sole tenant at the 20/20 Building in May 2004. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows was used to pay operating distributions to limited partners.

Our General Partners anticipate that operating distributions to limited partners may decline in the near term as we fund our pro-rata share of (i) anticipated re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, both of which are vacant, (ii) anticipated capital improvements for the 20/20 Building, and (iii) loss of cash flows due to the recent sales of the Gartner Building and the AT&T Oklahoma Building in April 2005.

We believe that the cash on hand is sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $604,000 as of March 31, 2005. During 2005, our General Partners anticipate that the Partnership will fund its proportionate share of capital expenditures noted above.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Joint Venture partners on a pro-rata basis.

As of March 31, 2005, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.1%	$1,653,361	$0		$0	$1,653,361

Upon evaluating the capital needs of the existing properties in which we hold interests, our General Partners announced their intention to distribute net sale proceeds of approximately $1,450,000 in the second quarter of

2005 as discussed below and retain the residual balance of approximately $200,000 to help fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements for the 20/20 Building and the Comdata Building and re-leasing of 111 Southchase Boulevard and the 20/20 Building as of March 31, 2005. Net property sale proceeds of approximately $11,700,000 from the April 13, 2005 sale of the Gartner Building and the AT&T Oklahoma Building were held at Fund XI-XII-REIT Associates and Fund XII-REIT Associates and transferred to the Partnership in April 2005.

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

Related-Party Transactions and Agreements

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Tax Preferred limited partners may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

On April 13, 2005, Fund XI-XII-REIT Associates and Fund XII-REIT Associates sold the Gartner Building and the AT&T Oklahoma Building, respectively, to an unrelated third party. The gross sales price, excluding closing costs, for the Gartner Building and the AT&T Oklahoma Building is approximately $12.5 million and $21.4 million, respectively. As a result of the sale, the Partnership received net sale proceeds of approximately $11.7 million and was allocated a gain of approximately $4.0 million. The Partnership holds equity interests of approximately 17% in Fund XI-XII-REIT Associates, which is the sole owner of the Gartner Building, and approximately 45% in Fund XII-REIT Associates, which is the sole owner of the AT&T Oklahoma Building. The gain recognized from the sales of the Gartner Building and the AT&T Oklahoma Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a—14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the Gartner Building, AT&T Oklahoma Building, AmeriCredit Building, and John Wiley Building (previously filed with the Commission as Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the period ending March 31, 2005, Commission File No. 0-25739, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002