Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND XII LP
filed 2005-08-12
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND XII, L.P.

WELLS REAL ESTATE FUND XII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$18,001,435	$25,918,247
Cash and cash equivalents	12,200,148	1,885,089
Due from affiliate	0	1,010
Due from joint ventures	423,902	575,686

Total assets	$30,625,485	$28,380,032

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$30,987	$35,707
Due to affiliates	6,737	3,135
Partnership distributions payable	370,306	440,857

Total liabilities	408,030	479,699

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred—2,976,000 and 2,939,050 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	26,211,365	25,907,456
Tax Preferred—585,119 and 622,069 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	4,006,090	1,992,877
General partners	0	0

Total partners’ capital	30,217,455	27,900,333

Total liabilities and partners’ capital	$30,625,485	$28,380,032

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$4,323,399	$438,162	$4,769,272	$851,308

EXPENSES:
Partnership administration	49,142	67,023	98,858	82,750
Legal and accounting	11,970	9,936	23,568	18,729
Other general and administrative	592	701	855	983

Total expenses	61,704	77,660	123,281	102,462

INTEREST AND OTHER INCOME	17,637	115	25,047	115

NET INCOME	$4,279,332	$360,617	$4,671,038	$748,961

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$829,363	$638,965	$1,371,335	$1,305,535

TAX PREFERRED	$3,449,969	$(278,348)	$3,299,703	$(556,574)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.28	$0.22	$0.46	$0.45

TAX PREFERRED	$5.90	$(0.44)	$5.49	$(0.88)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,976,000	2,934,050	2,960,025	2,929,050

TAX PREFERRED	585,119	627,069	601,094	632,069

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	2,934,050	$25,536,652	627,069	$2,354,951	$0	$27,891,603
Cash preferred conversion elections	(35,000)	(305,626)	35,000	305,626	0	0
Tax preferred conversion elections	40,000	125,888	(40,000)	(125,888)	0	0
Net income (loss)	0	2,489,975	0	(541,812)	0	1,948,163
Distributions of operating cash flows ($0.66 per Cash Preferred Unit)	0	(1,939,433)	0	0	0	(1,939,433)

BALANCE, December 31, 2004	2,939,050	25,907,456	622,069	1,992,877	0	27,900,333
Tax preferred conversion elections	36,950	110,594	(36,950)	(110,594)	0	0
Net income	0	1,371,335	0	3,299,703	0	4,671,038
Distributions of operating cash flows ($0.31 per Cash Preferred Unit)	0	(903,916)	0	0	0	(903,916)
Distributions of net sales proceeds ($0.09 and $1.96 per Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(274,104)	0	(1,175,896)	0	(1,450,000)

BALANCE, June 30, 2005	2,976,000	$26,211,365	585,119	$4,006,090	$0	$30,217,455

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,671,038	$748,961
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(4,769,272)	(851,308)
Operating distributions received from joint ventures	1,151,225	1,545,084
Operating changes in assets and liabilities:
Decrease in due from affiliate	1,010	0
Decrease in accounts receivable	0	1,377
Increase in due to affiliates	3,602	0
Decrease in accounts payable and accrued expenses	(4,720)	(3,385)

Total adjustments	(3,618,155)	691,768

Net cash provided by operating activities	1,052,883	1,440,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(17,089)	0
Net sales proceeds received from joint ventures	11,703,732	0

Net cash provided by investing activities	11,686,643	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(974,467)	(1,280,221)
Net sales proceeds distributions paid to limited partners	(1,450,000)	0

Net cash used in financing activities	(2,424,467)	(1,280,221)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,315,059	160,508

CASH AND CASH EQUIVALENTS, beginning of period	1,885,089	14,922

CASH AND CASH EQUIVALENTS, end of period	$12,200,148	$175,430

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$370,306	$440,107

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

1. 111 Southchase Boulevard

A two-story manufacturing and office building located in Fountain Inn, South Carolina

2. 20/20 Building

A three-story office building located in Leawood, Kansas

3. Johnson Matthey Building(2)

A one-story office building and warehouse located in Wayne, Pennsylvania

4. Gartner Building(3)

A two-story office building located in Ft. Myers, Florida

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

5. Siemens Building

A three-story office building located in Troy, Michigan

6. AT&T Oklahoma Building(3)

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

On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party for a gross sale price of approximately $12,520,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,118,000 and was allocated a gain of approximately $768,000. The gain recognized from the sale of the Gartner Building may be adjusted as additional information becomes available in subsequent periods.

On April 13, 2005, Fund XII-REIT Associates sold the AT&T Oklahoma Building to an unrelated third party for a gross sale price of $21,430,000. As a result of the sale, the Partnership received net sale proceeds of approximately $9,585,000 and was allocated a gain of approximately $3,259,000. The gain recognized from the sale of the AT&T Oklahoma Building may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

No distributions of net cash from operations will be made to limited partners holding Tax Preferred Units.

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

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $17,414 and $28,992 for the three months ended June 30, 2005 and 2004, respectively, and $58,212 and $72,604 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $21,565 and $25,028 for the three months ended June 30, 2005 and 2004, respectively, and $43,365 and $41,959 for the six months ended June 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $1,010 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $3,135 are recorded as due to affiliates in the accompanying balance sheet. As of June 30, 2005, administrative reimbursements due to Wells Management and Wells Capital of $6,737 are recorded as due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund XI-XII-REIT Associates	$7,996	$481,005	$(211,102)	$251,879	$4,509,019	(1)	$263,549	$4,297,917	$515,428
Fund XII-REIT Associates	1,082,890	1,064,633	697,030	552,428	7,280,492	(2)	225,735	7,977,522	778,163

	$1,090,886	$1,545,638	$485,928	$804,307	$11,789,511		$489,284	$12,275,439	$1,293,591

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations			Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund XI-XII-REIT Associates	$20,009	$753,278	$(438,219)	$284,622	$4,693,491	(1)	$527,541	$4,255,272	$812,163
Fund XII-REIT Associates	2,151,308	2,128,683	1,368,732	1,086,249	7,616,084	(2)	497,545	8,984,816	1,583,794

	$2,171,317	$2,881,961	$930,513	$1,370,871	$12,309,575		$1,025,086	$13,240,088	$2,395,957

(1)	Includes a gain of $4,493,322 recognized on the sale of the Gartner Building, of which $767,864 was attributable to the Partnership and has been allocated to the Cash Preferred and Tax Preferred partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of $7,243,905 recognized on the sale of the AT&T Oklahoma Building, of which $3,258,888 was attributable to the Partnership and has been allocated to the Cash Preferred and Tax Preferred partners pursuant to the provisions of the partnership agreement (Note 2).

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

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in four properties, following the sale of the Gartner Building and the AT&T Oklahoma Building in April 2005. Two of the buildings in which we currently own interests are 100% leased to tenants in the early to middle stages of their lease terms, and the other two buildings are vacant. Our focus at this time involves leasing the two vacant properties and maximizing the operating performance of the remaining assets in order to deliver what we believe will be the best overall performance for our investors.

Our portfolio benefited from a number of positive events during the second quarter of 2005. Specifically, the Gartner Building and the AT&T Oklahoma Building were sold together as part of a large package sale of properties for sale prices well in excess of their respective purchase prices. We completed the first distribution of net sale proceeds to the limited partners in May 2005 of approximately $1,450,000. We also announced the next planned distribution of net sale proceeds to limited partners of approximately $11,900,000, which is scheduled to be paid in the fourth quarter of 2005.

While the foregoing property sales have delivered positive results, we are also facing some near-term leasing issues with regard to two vacant properties. These leasing challenges may impact future operating performance; however, we are aggressively working with prospective tenants in the respective markets in an attempt to minimize negative financial effects.

Operating distributions payable to the Cash Preferred limited partners for the second quarter of 2005 decreased from the first quarter of 2005 primarily as a result of a decrease in operating cash flow due to the sale of the Gartner Building and the AT&T Oklahoma Building in the second quarter of 2005. The General Partners anticipate that operating distributions may decline in the near term, given the reduced cash flow from the property sales and several potential capital issues, including (i) re-leasing costs for the 20/20 Building and 111 Southchase Boulevard; and (ii) other anticipated capital improvements for the Comdata Building and the 20/20 Building.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset.

•	The 20/20 Building, located in Leawood, Kansas, is currently vacant. We have engaged our local leasing team and are aggressively marketing this asset for lease.

•	The Johnson Matthey Building was sold on October 5, 2004 for a gain of approximately $2,419,000, of which approximately $413,000 was allocated to the Partnership.

•	The Gartner Building was sold on April 13, 2005 in connection with a large package sale for a gain of approximately $4,493,000, of which approximately $768,000 was allocated to the Partnership.

•	The Siemens Building, located in Troy, Michigan, is 100% leased through 2010.

•	The AT&T Oklahoma Building was sold on April 13, 2005 in connection with a large package sale for a gain of approximately $7,244,000, of which approximately $3,259,000 was allocated to the Partnership.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

•	As of June 30, 2005, the property sales described above generated approximately $13.4 million net sale proceeds allocated to the Partnership, of which approximately $1.5 million has been distributed to the limited partners, and approximately $11.9 million is earmarked to be distributed to the limited partners in the fourth quarter of 2005 (See Liquidity and Capital Resources below).

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $4,323,399 and $438,162 for the three months ended June 30, 2005 and 2004, respectively, and $4,769,272 and $851,308 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to (i) the gains allocated to the Partnership as a result of the sales of the Gartner Building and the AT&T Oklahoma Building in the second quarter of 2005, and (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iii) forgone income as a result of the sales of the Johnson Matthey Building in October 2004 and the

Gartner Building and the AT&T Oklahoma Building in April 2005, and (iv) a decrease in operating income generated by Fund XI-XII-REIT Associates as the sole tenant of the 20/20 Building vacated the property in May 2004.

We expect future equity in income of Joint Ventures to decrease as a result of forgone operating income resulting from the sales of the Gartner Building and the AT&T Oklahoma Building in the second quarter of 2005.

Expenses of the Partnership

Total expenses of the Partnership were $61,704 and $77,660 for the three months ended June 30, 2005 and 2004, respectively, and $123,281 and $102,462 for the six months ended June 30, 2005 and 2004, respectively. The decrease for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, is primarily attributable to a an increase in the 2003 estimated Tennessee partnership franchise and excise taxes incurred in the second quarter of 2004. The increase for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is primarily a result of (i) an increase in the 2004 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2005, and (ii) an increase in legal and accounting fees resulting from additional reporting and regulatory requirements. We anticipate additional increases in administrative salaries and accounting expenses in the future related to implementing and adhering to increased reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1.1 million, as compared to approximately $1.4 million for the six months ended June 30, 2004. The 2005 decline is primarily due to a decline in operating distributions received from Joint Ventures as a result of the sales of the Johnson Matthey Building in October 2004, and the Gartner Building and the AT&T Oklahoma Building in April 2005. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the six months ended June 30, 2005, we received approximately $11,704,000 in net sale proceeds from the sales of the Gartner Building and the AT&T Oklahoma Building.

Our General Partners anticipate that future operating distributions to limited partners may decline or be reserved entirely in the near term due to (i) funding our pro-rata share of anticipated re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, both of which are currently vacant, (ii) funding our pro-rata share of anticipated capital improvements for the 20/20 Building, and (iii) loss of operating cash flows resulting from the recent sales of the Gartner Building and the AT&T Oklahoma Building in April 2005.

We believe that the cash on hand and operating distributions due from Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $408,000, as of June 30, 2005. Our

General Partners anticipate that the Partnership will be able to fund its proportionate share of the anticipated capital expenditures noted above using cash on hand and future operating cash flow during 2005.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following each quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Joint Venture partners on a pro-rata basis.

As of June 30, 2005, we have received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.1%	$1,653,361	$0		$1,450,000	$203,361
Gartner Building (sold in 2005)	$12,395,896	17.1%	2,118,335	0		0	2,118,335
AT&T Oklahoma Building (sold in 2005)	$21,306,563	44.99%	9,585,397	0		0	9,585,397

Total			$13,357,093	$0		$1,450,000	$11,907,093

During the second quarter 2005, we received net sale proceeds of approximately $2,100,000 and approximately $9,600,000 from the sales of the Gartner Building and the AT&T Oklahoma Building, respectively, and distributed approximately $1,500,000 of net sale proceeds to the limited partners from the sale of the Johnson Matthey Building. Upon evaluating the capital needs of the existing properties in which we hold interests, our General Partners announced their intention to distribute approximately $11,900,000 of these net sale proceeds in the fourth quarter of 2005, as discussed below, and retain the residual balance of approximately $7,000.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $11,900,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Related-Party Transactions and Agreements

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership at June 30, 2005.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of any of the real estate assets held by the Joint Ventures and net income of the Partnership.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Tax Preferred limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
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