Form 10-K
period 2005-12-31
WELLS REAL ESTATE FUND XII LP
filed 2006-03-29
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund VII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Operating Phases and Objectives

The Partnership typically operates in the following five life cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which the Partnership owns and operates its real estate assets during the initial lease terms of the tenants;

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

The Partnership is currently operating in the holding phase of its life cycle. Accordingly, management will focus resources on managing the Partnership’s existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through investments in our joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services, investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

General economic conditions may affect the timing of sale of our properties and the sale price we receive.

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time which will be needed to find a willing purchaser and to close the sale of a property.

Adverse economic conditions in the geographic regions in which we own properties may negatively impact your overall returns.

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of the tenants of our properties may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of one or more of our tenants, such as the technology industry, could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenants.

Most of our properties are occupied by only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Cash Preferred Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We currently have vacancy issues with some of our properties which could reduce cash distributions to limited partners.

Because of vacancy issues, we have expended, or anticipate that we will be required to expend in the future, substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. If these vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Cash Preferred Units, if any. In addition, the resale values of these properties are currently diminished because the market value depends principally upon the value of the leases in place at such properties.

Your investment in units are subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only a limited number of properties, your investment in units are subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

Our future financial success depends on only a few tenants.

The revenues generated by these tenants are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If one or more of our tenants file bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

We may not have funding for future tenant improvements which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

A property that incurs a vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of certain tenants based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

Our General Partners will attempt to obtain adequate insurance on all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the return on your investment.

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership in response to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If any environmentally hazardous material is determined to exist on a property owned by the Partnership, our operating results could be adversely affected.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect the business, assets, or results of operations of the Partnership and, consequently, amounts available for distribution to limited partners holding Cash Preferred Units.

The Partnership and/or other certain other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such programs at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (GRULPA) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to remove our General Partners; or

•	to authorize a merger or a consolidation of the Partnership.

These are your only significant voting rights granted under our partnership agreement. In addition, GRULPA does not grant you any specific voting rights. Therefore, your voting rights are severely limited.

You are bound by the majority vote on matters on which you are entitled to vote.

You may approve any of the above actions by majority vote of the limited partners. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances which may reduce returns to our limited partners.

Under our partnership agreement and subject to certain limitations, the Partnership is required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of the Partnership done in good faith and in the best interest of the Partnership. If substantial and expensive litigation should ensue and the Partnership is obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.

Payment of fees to our General Partners and their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management and leasing fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

The availability and the timing of cash distributions are uncertain.

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties and our General Partners may exercise their discretion as to whether and when to sell a property, therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments, or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

We may need to reserve net cash from operations for future tenant improvements which may reduce your returns.

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment will be used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units which could cause us to be classified as a “publicly traded partnership.”

Your units have limited transferability and lack liquidity due to restrictions under state regulatory laws and our partnership agreement.

You are limited in your ability to transfer your units. Our partnership agreement and certain state regulatory agencies have imposed restrictions relating to the number of units you may transfer. In addition, the suitability standards applied to you upon the purchase of your units may also be applied to persons to whom you wish to transfer your units. Accordingly, you may find it difficult to sell your units for cash or if you are able to sell your units, you may have to sell your units at a substantial discount. You may not be able to sell your units in the event of an emergency, and your units are not likely to be accepted as collateral for a loan.

Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners’ units.

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Cash Preferred Units, you will be allocated more income than cash flow.

Since limited partners holding Cash Preferred Units are allocated substantially all of the Partnership’s net income, while substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Tax Preferred Units, we expect that those of you who hold Cash Preferred Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.

If you hold Tax Preferred Units, you may not be able to use your passive losses.

Those of you holding Tax Preferred Units will be allocated a disproportionately larger share of our deductions for depreciation and other tax losses. Such losses will be treated as “passive” losses, which may only be used to offset “passive” income and may not be used to offset active or portfolio income. Accordingly, you may receive no current benefit from your share of tax losses unless you are currently being allocated passive income from other sources.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Cash Preferred Units or Tax Preferred Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Cash Preferred Units or Tax Preferred Units. However, the effect of any advantage associated with holding Cash Preferred Units or Tax Preferred Units may be significantly reduced or eliminated, depending upon the ratio of Cash Preferred Units to Tax Preferred Units during any given period. We will not attempt to restrict the ratio of Cash Preferred Units to Tax Preferred Units, and we will not attempt to establish or maintain any particular ratio.

Management Risks

You must rely on our General Partners for management of our business.

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interests of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other General Partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial, operational, and marketing personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Our General Partners have a limited net worth consisting of illiquid assets which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely-held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Over the last few years, our administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management which could result in lower returns on our investments.

Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect operations of the Partnership. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.

Our General Partners will face conflicts of interest relating to the sale and leasing of properties.

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower your return on your investment.

Investments in joint ventures with affiliates will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

Federal Income Tax Risks

The Internal Revenue Service (IRS) may challenge our characterization of material tax aspects of your investment in the Partnership.

An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Cash Preferred Units or Tax Preferred Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.

Investors may realize taxable income without cash distributions.

As a limited partner in the Partnership, you are required to report your allocable share of the Partnership’s taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Cash Preferred Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of Partnership properties, even if such income is in excess of any distributions of cash from our operations. If you hold Cash Preferred Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.

If the IRS were to classify the Partnership as a “publicly traded partnership,” we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events which have not yet occurred.

The deductibility of losses will be subject to limitations.

Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to “passive activities,” which are generally defined as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors holding Tax Preferred Units will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

The IRS may challenge our allocations of profit and loss.

While it is more likely than not Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to investors holding Tax Preferred Units or increases the income allocated to investors holding Cash Preferred Units.

We may be audited and additional tax, interest, and penalties may be imposed upon you.

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You may also be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an Individual Retirement Account (IRA) in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and the Partnership may then be deemed to be “prohibited transactions” subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

In the event our assets are deemed to constitute plan assets or certain transactions undertaken by us are deemed to constitute “prohibited transactions” under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•	restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor Regulations or any prohibited transaction exemption granted by the Department of Labor or any condition which the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (UBTI) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as “UBTI.” Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make one of our properties more attractive for sale or lease.

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more likely than not will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

			Approximate leased % As of December 31,
Joint Venture	Joint Venture Partners	Properties	2005	2004	2003	2002	2001
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	1. 111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”) A two-story manufacturing and office building located in Fountain Inn, South Carolina	0%	0%	0%	0%	100%

		2. 20/20 Building (formerly known as the “Sprint Building”) A three-story office building located in Leawood, Kansas	0%	0%	100%	100%	100%
		3. Johnson Matthey Building(2) A one-story office building and warehouse located in Wayne, Pennsylvania	–	–	100%	100%	100%
		4. Gartner Building(3) A two-story office building located in Ft. Myers, Florida	–	100%	100%	100%	100%
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	5. Siemens Building A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
		6. AT&T Oklahoma Building(3) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma	–	100%	100%	100%	100%

		7. Comdata Building A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in October 2004.

(3)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2005, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2010(2)	1	77,054	$1,601,182	$720,372	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	Expiration of Siemens lease (approximately 77,000 square feet).

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

The entire rentable area of 111 Southchase Boulevard was under a lease with EYBL CarTex, Inc. for an initial term of ten years, which commenced on March 1, 1998 and was to expire on February 29, 2008. EYBL CarTex, Inc., the sole tenant of 111 Southchase Boulevard, did not fulfill the terms of its lease and vacated the building in November 2002.

20/20 Building

On July 2, 1999, the Fund XI-XII-REIT Associates acquired the 20/20 Building, a three-story office building including approximately 69,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas.

The entire rentable area of the 20/20 Building was under a lease with Sprint Communications, Inc. (“Sprint”) for an initial term of ten years, which commenced on May 19, 1997 and was to expire on May 18, 2007. Sprint, the sole tenant of the 20/20 Building, exercised an early lease termination and vacated the building in May 2004. Under the terms of the lease, Sprint paid Fund XI-XII-REIT Associates approximately $450,000 in early lease termination fees.

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

On October 5, 2004, Fund XI-XII-REIT Associates sold Johnson Matthey Building to the sole tenant Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale of the Johnson Matthey Building, the Partnership received net sale proceeds of approximately $1,653,000 and was allocated a gain of approximately $413,000.

Gartner Building

On September 20, 1999, Fund XI-XII-REIT Associates acquired the Gartner Building, a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located in Fort Myers, Florida.

The entire rentable area of the Gartner Building was leased to Gartner, Inc (“Gartner”), which commenced on February 1, 1998 and was set to expire on January 31, 2013.

On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party for a gross sale price of approximately $12,520,000. As a result of the sale of the Gartner Building, the Partnership received net sale proceeds of approximately $2,118,000 and was allocated a gain of approximately $766,000.

Fund XII-REIT Associates

On April 10, 2000, Fund XII-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. As of December 31, 2005, the Partnership and Wells OP owned equity interests of approximately 45% and 55%, respectively, in the following properties based on their respective cumulative capital contributions to Fund XII-REIT Associates:

Siemens Building

On May 10, 2000, Fund XII-REIT Associates purchased the Siemens Building, a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan.

The entire Siemens Building is currently under a lease agreement with Siemens Automotive Corporation (“Siemens”), which expires on August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods at 95% of the then current fair market rental rates. As of December 31, 2005, the annualized base rent payable under the Siemens lease was approximately $1,472,000. The base rent increases annually each February until 2009, when the annualized base rent will be approximately $1,601,000.

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

The entire rentable area of the AT&T Oklahoma Building was leased to Jordan Associates, Inc., which commenced on December 21, 2000 and was to expire on December 31, 2008.

On April 13, 2005, the Fund XII-REIT Associates sold the AT&T Oklahoma Building to an unrelated third party for a gross sale price of $21,430,000. As a result of the sale of the AT&T Oklahoma Building, the Partnership received net sale proceeds of approximately $9,586,000 and was allocated a gain of approximately $3,259,000.

Comdata Building

On May 15, 2001, Fund XII-REIT Associates purchased the Comdata Building, a three-story office building comprised of approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee.

The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. (“Comdata”), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2005, the annual base rent was approximately $2,458,600 and continues through March 2007. Annual base rent increases in April 2007 to approximately $2,518,600 and again in April 2012 to approximately $2,578,600 through the remainder of the lease term.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceeds were terminated during the fourth quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2006, 3,003,500 Cash Preferred Units and 557,619 Tax Preferred Units, held by a total of 1,251 and 103 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to the Employee Retirement Income Security Act (“ERISA”) and the Individual Retirement Account (“IRA”) custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2005, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2005, to be approximately $6.29 per Cash Preferred Unit and $6.61 per Tax Preferred Unit, based upon market conditions existing in early December 2005. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that once the Partnership begins the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $2.94 per Cash Preferred Unit and $7.70 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

Operating Distributions

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2004 and 2005 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital	General Partner
March 31, 2004	$621,360	$0.21	$0.00	$0.00
June 30, 2004	$438,807	$0.15	$0.00	$0.00
September 30, 2004	$438,409	$0.15	$0.00	$0.00
December 31, 2004	$440,857	$0.15	$0.00	$0.00
March 31, 2005	$533,610	$0.18	$0.00	$0.00
June 30, 2005	$370,306	$0.13	$0.00	$0.00
September 30, 2005	$371,386	$0.12	$0.00	$0.00
December 31, 2005	$413,761	$0.14	$0.00	$0.00

Fourth quarter 2005 operating distributions were accrued for accounting purposes in 2005 and paid to the Cash Preferred limited partners in February 2006. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners in 2005 or 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2005	2004	2003	2002	2001
Total assets	$18,615,418	$28,380,032	$28,569,712	$29,625,341	$30,726,203
Equity in income of Joint Ventures	$5,300,846	$2,162,669	$1,634,000	$1,726,553	$1,577,523
Net income	$5,311,195	$1,948,163	$1,450,772	$1,547,894	$1,555,418
Net loss allocated to General Partners	$0	0	0	0	$0
Net income (loss) allocated to Limited Partners:
Cash Preferred	$2,256,111	$2,489,975	$2,563,592	$2,655,622	$2,591,027
Tax Preferred	$3,055,084	$(541,812)	$(1,112,820)	$(1,107,728)	$(1,035,609)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.76	$0.85	$0.89	$0.94	$0.98
Tax Preferred	$5.25	$(0.86)	$(1.63)	$(1.49)	$(1.31)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$0.57	$0.66	$0.87	$0.94	$0.91
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$3.17	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$6.71	$0.00	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A of this report.

Overview

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in four properties, following the sale of the Gartner Building and the AT&T Oklahoma Building in April 2005. Two of the buildings in which we currently own interests are 100% leased to tenants in the early-to-middle stages of their lease terms, and the other two buildings are vacant. Our focus at this time involves leasing the two vacant properties and maximizing the operating performance of the remaining assets in order to deliver what we believe will be the best overall performance for our limited partners.

Our portfolio benefited from a number of positive events during 2005. Specifically, the Gartner Building and the AT&T Oklahoma Building were sold together as part of a large package sale of properties for sale prices in excess of their respective purchase prices. We completed two distributions of net sale proceeds to the limited partners totaling approximately $1,450,000 and approximately $11,900,000 in May 2005 and November 2005, respectively. We have returned, or announced plans to return, total net sale proceeds of approximately $13,350,000 to the limited partners from original gross capital contributions of approximately $35,611,000.

While the property sales have delivered positive results, we are also facing some near-term leasing issues with regard to two vacant properties. These leasing challenges may impact future operating performance; however, we are aggressively working with prospective tenants in the respective markets in an attempt to minimize negative financial effects.

Operating distributions payable to the Cash Preferred limited partners increased in the fourth quarter of 2005 from the third quarter of 2005. The General Partners anticipate that operating distributions will decline in the near-term, given the reduced cash flow from the property sales and funding our pro-rata share of anticipated capital improvements and re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, and the anticipated capital improvements for the Comdata Building.

Property Summary

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, is currently vacant. We are currently pursuing a number of market opportunities for this asset.

•	The 20/20 Building, located in Leawood, Kansas, is currently vacant. We have engaged our local leasing team and are marketing this asset aggressively for lease.

•	The Siemens Building, located in Detroit, Michigan, is 100% leased through 2010.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending and net exports. Annual GDP growth is projected to remain in the range of 3% during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographical region, metropolitan area, and submarket.

The real estate capital transactions market remains relatively healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Capitalization rates (“Cap rates”), or required first-year returns on real estate investments, remain low and we believe are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions to the Partnership

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which we may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties in which we own an interest. Specifically, in instances where leases were executed at a time when the market demanded higher rental rates as compared to today, new leasing activities could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2005 we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,998,000, as compared to approximately $2,426,000 and $2,505,000 for the years ended December 31, 2004 and 2003, respectively. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners.

Operating distributions from the Joint Ventures declined during 2005 primarily due to (i) a reduction in cash flows as a result of (i) the sales of the Johnson Matthey Building in October 2004 and the Gartner Building and the AT&T Oklahoma Building in April 2005, and (ii) the lease termination for the sole tenant at the 20/20 Building in May 2004. Future operating distributions to limited partners are expected to decrease in the near-term as we fund our pro-rata share of anticipated capital improvements and re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, both of which are vacant, and anticipated capital improvements for the Comdata Building.

During the year ended December 31, 2005, we also received net proceeds of approximately $11,700,000 from the sales of the Gartner Building and the AT&T Oklahoma Building. In addition, we made two distributions of net sale proceeds to limited partners totally approximately $13,400,000.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $443,000 as of December 31, 2005. During 2006, our General Partners anticipate that we will fund our proportionate share of capital expenditures noted above.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of their properties, and tenant improvements for the purpose of readying their properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

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

As of December 31, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of December 31, 2005	Undistributed Net Proceeds as of December 31, 2005
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,117,051	1,448

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,579,588	6,265

Total			$13,357,713	$0		$13,350,000	$7,713

Results of Operations

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $5,300,846 and $2,162,669 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase in equity in income of Joint Ventures is primarily attributable to (i) the gains recognized on the sales of the Gartner Building and the AT&T Oklahoma Building in the second quarter of 2005, (ii) a reduction in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iii) the gain recognized on the sale of the Johnson Matthey Building in the fourth quarter of 2004, and (iv) recognition of a lease termination fee earned from Sprint, the sole tenant of the 20/20 Building, effective in May 2004. We expect future equity in income of Joint Ventures to decrease as a result of a reduction in operating income resulting from the sales of the Gartner Building and the AT&T – Oklahoma Building.

Expenses

Total expenses of the Partnership were relatively stable at $206,936 and $214,621 for the years ended December 31, 2005 and 2004, respectively. We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $217,285 and $115 for the years ended December 31, 2005 and 2004, respectively. The increase is a result of an increase in the average amount of net sale proceeds held during 2005 as a result of the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005 and an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $2,162,669 and $1,634,000 for the years ended December 31, 2004 and 2003, respectively. The 2004 increase is primarily attributable to (i) the gain recognized on the sale of the Johnson Matthey Building in the fourth quarter of 2004, (ii) a reduction in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, (iii) recognition of a lease termination fee earned from the sole tenant of the 20/20 Building in 2004, partially offset by (iv) a decrease in operating income generated by Fund XI-XII-REIT Associates, as the sole tenant of the 20/20 Building, vacated the property in May 2004.

Expenses

Total expenses of the Partnership were $214,621 and $183,756 for the years ended December 31, 2004 and 2003, respectively. The 2004 increase is primarily attributable to increases in administrative salaries, accounting fees, legal fees, and printing costs, all of which has occurred in association with increased reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $115 and $528 for the years ended December 31, 2004 and 2003, respectively.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership at December 31, 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for property management and leasing services and reimbursement of operating costs. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 62, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, president, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

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

In November 2004, a putative class action complaint, the Hendry Action, was filed against, among others, Wells Capital, Mr. Wells, and Wells Management. See Part I, Item 1 for additional information regarding the Hendry Action.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our General Partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of copies of these reports furnished to us by the officers and directors of the general partner of our General Partner, we believe that the officers and directors of the general partner of our General Partner listed below did not timely file initial Form 3 reports pursuant to Section 16(a) filing requirements (there are no individuals who own 10% of any class of equity interests in the Partnership). In addition, Leo F. Wells, III and Stephen G. Franklin, Sr. inadvertently failed to report prior issuances of units on such Form 3 reports when those reports were filed with the SEC. All such issuances were subsequently reported on amended Form 3 reports.

Name	Report	No. of Late Reports	No. of Late Transactions	Date Form Filed
Robert E. Bowers	Form 3	1	0	June 2, 2005
Thomas F. Brittelle	Form 3	1	0	June 2, 2005
Linda L. Carson	Form 3	1	0	June 2, 2005
Stephen G. Franklin, Sr.	Form 3	2	1	June 2, 2005 and March 17,2006
Randy Fretz	Form 3	1	0	June 2, 2005
Angeline J. Wells	Form 3	1	0	June 2, 2005
Leo F. Wells, III	Form 3	2	2	June 2, 2005 and March 17,2006
Douglas P. Williams	Form 3	1	0	June 2, 2005
Donald A. Miller	Form 3	1	0	July 8, 2005

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer, Douglas P. Williams; as the Principal Financial Officer; and Randall D. Fretz, as the Senior Vice President of Wells Capital. The Financial Oversight

Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate General Partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

As of December 31, 2005, the Partnership has not made payments directly to the General Partners. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2006.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.501 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an Individual Retirement Account and 0.007 Cash Preferred Units through Wells Capital, Inc., which is a wholly owned subsidiary of Wells Real Estate Funds, Inc.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2005.

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $107,541, $141,321, and $148,034 for the years ended December 31, 2005, 2004, and 2003, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2005, 2004, or 2003.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $78,759, $75,370, and $38,790 for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, overpayments to Wells Capital for administrative reimbursements of $0 and $1,010 are recorded as due from affiliate in the accompanying balance sheets, respectively, which are included in partnership administration expenses in the accompanying statements of operations.

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

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2005, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Ernst & Young, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2005 and 2004, are set forth in the table below.

	2005	2004
Audit Fees	$31,208	$20,662
Audit-Related Fees	0	0
Tax Fees	17,849	11,734
Other Fees	0	0

Total	$49,057	$32,396

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2005 and 2004, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

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

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 28, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Investment in joint ventures	$17,849,824	$25,918,247
Cash and cash equivalents	373,378	1,885,089
Due from affiliate	0	1,010
Due from joint ventures	392,216	575,686

Total Assets	$18,615,418	$28,380,032

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$21,765	$35,707
Due to affiliates	7,427	3,135
Partnership distributions payable	413,761	440,857

Total liabilities	442,953	479,699

Commitments and contingencies	0	0

Partners’ Capital:
Limited partners:
Cash preferred – 3,000,000 and 2,939,050 units issued and outstanding as of December 31, 2005 and 2004, respectively	17,301,510	25,907,456
Tax preferred – 561,119 and 622,069 units issued and outstanding as of December 31, 2005 and 2004, respectively	870,955	1,992,877
General partners	0	0

Total partners’ capital	18,172,465	27,900,333

Total liabilities and partners’ capital	$18,615,418	$28,380,032

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003

EQUITY IN INCOME OF JOINT VENTURES	$5,300,846	$2,162,669	$1,634,000

EXPENSES:
Partnership administration	161,654	175,049	165,804
Legal and accounting	45,282	39,572	17,952

Total expenses	206,936	214,621	183,756

INTEREST AND OTHER INCOME	217,285	115	528

NET INCOME	$5,311,195	$1,948,163	$1,450,772

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$2,256,111	$2,489,975	$2,563,592

TAX PREFERRED	$3,055,084	$(541,812)	$(1,112,820)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.76	$0.85	$0.89

TAX PREFERRED	$5.25	$(0.86)	$(1.63)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,979,638	2,927,800	2,880,184

TAX PREFERRED	581,481	633,319	680,935

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Limited Partners					Total Partners’ Capital
	Cash Preferred		Tax Preferred		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2002	2,856,396	$25,158,289	704,723	$3,800,870	$0	$28,959,159

Tax preferred conversion elections	77,654	333,099	(77,654)	(333,099)	0	0
Net income (loss)	0	2,563,592	0	(1,112,820)	0	1,450,772
Distributions of operating cash flow ($0.87 per weighted-average Cash Preferred Unit)	0	(2,518,328)	0	0	0	(2,518,328)

BALANCE, December 31, 2003	2,934,050	25,536,652	627,069	2,354,951	0	27,891,603

Cash preferred conversion elections	(35,000)	(305,626)	35,000	305,626	0	0
Tax preferred conversion elections	40,000	125,888	(40,000)	(125,888)	0	0
Net income (loss)	0	2,489,975	0	(541,812)	0	1,948,163
Distributions of operating cash flow ($0.66 per weighted-average Cash Preferred Unit)	0	(1,939,433)	0	0	0	(1,939,433)

BALANCE, December 31, 2004	2,939,050	25,907,456	622,069	1,992,877	0	27,900,333

Tax preferred conversion elections	60,950	274,586	(60,950)	(274,586)	0	0
Net income	0	2,256,111	0	3,055,084	0	5,311,195
Distributions of operating cash flow ($0.57 per weighted-average Cash Preferred Unit)	0	(1,689,063)	0	0	0	(1,689,063)
Distributions of net sale proceeds ($3.17 and $6.71 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(9,447,580)	0	(3,902,420)	0	(13,350,000)

BALANCE, December 31, 2005	3,000,000	$17,301,510	561,119	$870,955	$0	$18,172,465

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,311,195	$1,948,163	$1,450,772
Operating distributions received from joint ventures	1,996,720	2,618,788	2,673,330
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(5,300,846)	(2,162,669)	(1,634,000)
Operating changes in assets and liabilities:
Decrease (increase) in due from affiliate	1,010	(1,010)	0
Decrease in prepaid expenses and other assets	0	1,377	750
Increase in due to affiliates	4,292	710	90
(Decrease) increase in accounts payable and accrued expenses	(13,942)	20,184	13,927

Net cash provided by operating activities	1,998,429	2,425,543	2,504,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(148,333)	(50,000)	0
Net sale proceeds received from joint ventures	11,704,352	1,653,361	0

Net cash provided by investing activities	11,556,019	1,603,361	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	(1,716,159)	(2,158,737)	(2,520,418)
Net sale proceeds distributions paid to limited partners	(13,350,000)	0	0

Net cash used in financing activities	(15,066,159)	(2,158,737)	(2,520,418)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,511,711)	1,870,167	(15,549)

CASH AND CASH EQUIVALENTS, beginning of year	1,885,089	14,922	30,471

CASH AND CASH EQUIVALENTS, end of year	$373,378	$1,885,089	$14,922

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$413,761	$440,857	$660,161

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to treat their units as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. The limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	1. 111 Southchase Boulevard A two-story manufacturing and office building located in Fountain Inn, South Carolina
2. 20/20 Building A three-story office building located in Leawood, Kansas

3. Johnson Matthey Building(2) A one-story office building and warehouse located in Wayne, Pennsylvania

Joint Venture	Joint Venture Partners	Properties
4. Gartner Building(3) A two-story office building located in Ft. Myers, Florida
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	5. Siemens Building A three-story office building located in Troy, Michigan

6. AT&T Oklahoma Building(3) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma

7. Comdata Building A three-story office building located in Brentwood, Tennessee

(1)	Wells Operating Partnership, L.P.(“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in October 2004.

(3)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. The Partnership and its partners in the Joint Ventures have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. Management has evaluated the Joint Ventures and determined that they are not variable interest entities under the provisions of FIN 46(R) because such joint ventures do not conduct substantially all of their activities on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined that the joint venture partners are not related parties, as defined in FIN 46(R) and Statement of Financial Accounting Standard (“SFAS”) No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of their real estate assets. As a result of this review, effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to the Partnership’s net income of approximately $206,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, the Partnership’s net income would be misstated.

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

Distributions of Sale Proceeds

Upon the sale of the Partnership’s properties, unless reserved, net sale proceeds will be distributed in the following order:

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on the Partnership’s financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Partnership. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Partnership may have undetected asbestos at certain of the Partnership’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Partnership is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2005 and 2004, Due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed from Fund XII-REIT Associates for the fourth quarters of 2005 and 2004, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2005 and 2004 are summarized below:

	2005		2004
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$2,065,969	17%	$3,390,074	17%
Fund XII-REIT Associates	15,783,855	45%	22,528,173	45%

	$17,849,824		$25,918,247

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Venture for the years ended December 31, 2005 and 2004 are presented below:

	2005	2004
Investment in Joint Ventures, beginning of year	$25,918,247	$27,894,505
Equity in income of Joint Ventures	5,300,846	2,162,669
Contributions to Joint Ventures	148,333	50,000
Distributions from Joint Ventures	(13,517,602)	(4,188,927)

Investment in Joint Ventures, end of year	$17,849,824	$25,918,247

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2005	2004	2005	2004	2005	2004
Fund XI-XII-REIT Associates	$12,282,960	$20,515,150	$194,061	$677,959	$12,088,899	$19,837,191
Fund XII-REIT Associates	36,434,644	51,842,976	1,349,700	1,766,660	35,084,944	50,076,316

	$48,717,604	$72,358,126	$1,543,761	$2,444,619	$47,173,843	$69,913,507

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations			Net Income(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Fund XI-XII-REIT Associates	$22,722	$746,322	$1,176,866	$(904,938)	$(221,752)	$205,770	$4,685,505	$3,449,599	$1,076,874	$3,780,567	$3,227,847	$1,282,644
Fund XII-REIT Associates	4,292,584	4,249,876	4,249,335	2,721,460	2,405,635	2,183,779	7,625,264	1,175,458	961,081	10,346,724	3,581,093	3,144,860

	$4,315,306	$4,996,198	$5,426,201	$1,816,522	$2,183,883	$2,389,549	$12,310,769	$4,625,057	$2,037,955	$14,127,291	$6,808,940	$4,427,504

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the twelve months ended December 31, 2004 of approximately $206,612 and $379,954 for Fund XI-XII-REIT Associates and Fund XII-REIT Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2005			2004			2003
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$204,646	$4,480,859	$4,685,505	$1,030,989	$2,418,610	$3,449,599	$1,076,874	$0	$1,076,874
Fund XII-REIT Associates	380,345	7,244,919	7,625,264	1,175,458	0	1,175,458	961,081	0	961,081

	$584,991	$11,725,778	$12,310,769	$2,206,447	$2,418,610	$4,625,057	$2,037,955	$0	$2,037,955

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $107,541, $141,321, and $148,034 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $78,759, $75,370, and $38,790 for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2005 and 2004, due from affiliates (due to affiliates) balances represent administrative reimbursements and bill-backs overpaid to (due to) Wells Capital and/or Wells Management.

5.	PER-UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Cash Preferred Units or Tax Preferred Units, or to change their prior elections, on a quarterly basis.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Cash Preferred and Tax Preferred limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual investors.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement net income	$5,311,195	$1,948,163	$1,450,772
Increase (decrease) in net income resulting from:
Meals and entertainment	0	257	0
Bad debt recoveries for financial reporting purposes in excess of amounts for income tax purposes	(2,357)	(13,628)	(13,130)
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	25,497	245,886 (1)	451,110
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	45,323	(6,193)	(62,807)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(256,881)	(51,957)	0
Other	386	(14,564)	0

Income tax basis net income	$5,123,163	$2,107,964	$1,825,945

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement partners’ capital	$18,172,465	$27,900,333	$27,891,603
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	435	435	178
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(15,985)	(13,628)	0
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	1,784,299	1,758,802	1,512,916
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(407,495)	(452,818)	(446,625)
Partnership’s distributions payable	413,761	440,857	660,161
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(308,838)	(51,957)	0
Other	(14,178)	(14,564)	0

Income tax basis partners’ capital	$24,075,864	$34,018,860	$34,069,633

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$445,874	$4,323,399	$260,272	$271,301
Interest and other income	$7,409	$17,637	$87,866	$104,373
Net income	$391,706	$4,279,332	$315,007	$325,150
Net income (loss) allocated to limited partners:
Cash preferred	$541,972	$829,363	$437,547	$447,229
Tax preferred	$(150,266)	$3,449,969	$(122,540)	$(122,079)
Net income (loss) per weighted-average cash preferred limited partner unit outstanding:
Cash preferred	$0.18	$0.28	$0.15	$0.15
Tax preferred(a)	$(0.24)	$5.90	$(0.22)	$(0.22)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash preferred(b)	$0.18	$0.12	$0.12	$0.14
Tax preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash preferred(b)	$0.00	$0.09	$0.00	$3.06
Tax preferred(b)	$0.00	$1.96	$0.00	$4.86

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$413,146	$438,162	$433,713	$877,648
Interest and other income	$0	$115	$0	$0
Net income	$388,344	$360,617	$378,909	$820,293
Net income (loss) allocated to limited partners:
Cash preferred	$666,121	$636,846	$549,313	$637,695
Tax preferred	$(277,777)	$(276,229)	$(170,404)	$182,598
Net income (loss) per weighted-average cash preferred limited partner unit outstanding:
Cash preferred	$0.23	$0.22	$0.19	$0.21
Tax preferred(a)	$(0.44)	$(0.44)	$(0.26)	$0.29
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash preferred	$0.21	$0.15	$0.15	$0.15
Tax preferred	$0.00	$0.00	$0.00	$0.00

(a)	The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per-unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

(b)	The quarterly per-unit amounts have been calculated using actual distribution for the respective quarters. Conversely, the corresponding distributions per-unit amounts have been calculated assuming that the total distribution was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2005, 2004, and 2003, respectively are comprised of the following items:

	2005	2004	2003
Salary reimbursements	$78,759	$75,370	$38,790
Taxes and licensing fees	48,402	68,524	94,896
Independent accounting fees	22,769	28,707	14,324
Printing expenses	25,832	18,023	10,068
Legal fees	22,513	10,865	3,628
Postage and delivery expenses	3,747	8,877	5,862
Computer costs	1,405	1,968	7,898
Filing and registration fees	30	995	15
Life insurance	280	559	0
Other professional fees	3,199	382	6,598
Bank service charges	0	351	1,677

Total partnership administration and legal and accounting costs	$206,936	$214,621	$183,756

9.	POTENTIAL TAX IMPACT FOR LIMITED PARTNERS HOLDING TAX PREFERRED UNITS – AMERICAN JOBS CREATION ACT OF 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$2,110,417	$3,043,588
Building and improvements, less accumulated depreciation of $3,127,646 and $4,426,692 at December 31, 2005 and 2004, respectively	10,073,164	17,001,360

Total real estate assets	12,183,581	20,044,948

Cash and cash equivalents	87,150	75,114
Accounts receivable	1,767	231,493
Deferred leasing costs, net	0	156,326
Other assets	10,462	7,269

Total assets	$12,282,960	$20,515,150

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and refundable security deposits	$191,471	$674,416
Due to affiliate	2,590	3,543

Total liabilities	194,061	677,959

Partners’ capital:
Wells Real Estate Fund XI, L.P.	3,160,951	5,186,975
Wells Real Estate Fund XII, L.P.	2,065,968	3,390,074
Wells Operating Partnership, L.P.	6,861,980	11,260,142

Total partners’ capital	12,088,899	19,837,191

Total liabilities and partners’ capital	$12,282,960	$20,515,150

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$0	$293,201	$1,064,613
Lease termination income	0	450,200	0
Reimbursement income	0	201	14,049
Interest and other income	22,722	2,720	98,204

Total revenues	22,722	746,322	1,176,866

EXPENSES:
Property operating costs	515,237	408,662	292,612
Depreciation	304,722	416,764	529,273
Joint Venture administration	54,787	53,937	57,609
Legal and accounting	39,673	39,999	30,132
Management and leasing fees	13,241	48,712	61,470

Total expenses	927,660	968,074	971,096

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(904,938)	(221,752)	205,770

DISCONTINUED OPERATIONS:
Operating income	204,646	1,030,989	1,076,874
Gain on disposition	4,480,859	2,418,610	0

Income from discontinued operations	4,685,505	3,449,599	1,076,874

NET INCOME	$3,780,567	$3,227,847	$1,282,644

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2002	$7,536,600	$4,925,669	$16,360,793	$28,823,062

Net income	335,386	219,191	728,067	1,282,644
Partnership distributions	(626,607)	(409,518)	(1,360,260)	(2,396,385)

Balance, December 31, 2003	7,245,379	4,735,342	15,728,600	27,709,321

Net income	844,017	551,607	1,832,223	3,227,847
Partnership distributions	(2,902,427)	(1,896,875)	(6,300,681)	(11,099,977)

Balance, December 31, 2004	5,186,975	3,390,074	11,260,142	19,837,191

Net income	988,543	646,061	2,145,963	3,780,567
Partnership contributions	226,964	148,332	492,704	868,000
Partnership distributions	(3,241,531)	(2,118,499)	(7,036,829)	(12,396,859)

Balance, December 31, 2005	$3,160,951	$2,065,968	$6,861,980	$12,088,899

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,780,567	$3,227,847	$1,282,644
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposition	(4,480,859)	(2,418,610)	0
Depreciation	340,970	832,061	1,095,238
Amortization of deferred leasing costs	5,478	5,015	0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,408	139,420	(80,892)
Decrease (increase) in other assets	(3,193)	(7,268)	0
(Decrease) increase in accounts payable, accrued expenses and refundable security deposits	(482,945)	547,664	(26,807)
(Decrease) increase in due to affiliate	(953)	(13,823)	9,657
(Decrease) increase in deferred income	0	(230,776)	234,378

Net cash (used in) provided by operating activities	(839,527)	2,081,530	2,514,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	12,396,859	9,675,000	0
Investment in real estate assets	(16,437)	(481,469)	(14,999)
Investment in deferred leasing costs	0	(161,342)	0

Net cash provided by (used in) investing activities	12,380,422	9,032,189	(14,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	868,000	0	0
Net sale proceeds distributions to joint venture partners	(12,396,859)	(9,675,000)	0
Operating distributions to joint venture partners in excess of accumulated earnings	0	(2,005,517)	(2,451,601)

Net cash used in financing activities	(11,528,859)	(11,680,517)	(2,451,601)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,036	(566,798)	47,618

CASH AND CASH EQUIVALENTS, beginning of year	75,114	641,912	594,294

CASH AND CASH EQUIVALENTS, end of year	$87,150	$75,114	$641,912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$580,540

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

On May 1, 1999, Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P., and Wells Operating Partnership, L.P. (“Wells OP”) entered into a Georgia general partnership known as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Real Estate Fund XI, L.P. and Wells Real Estate Fund XII, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

On May 18, 1999, the Joint Venture purchased a 169,510-square foot, two-story manufacturing and office building, known as 111 Southchase Boulevard, located in Fountain Inn, South Carolina. On July 2, 1999, the Joint Venture purchased a 68,900-square foot, three-story office building, known as the 20/20 Building, located in Leawood, Kansas. On August 17, 1999, the Joint Venture purchased a 130,000 square foot office and warehouse building, known as the Johnson Matthey Building, located in Wayne, Pennsylvania. On September 20, 1999, the Joint Venture purchased a 62,400 square foot, two-story office building, known as the Gartner Building, located in Fort Myers, Florida.

On October 5, 2004, the Joint Venture sold the Johnson Matthey Building to an unrelated third party for a gross selling price of $10,000,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,418,610 and received net sale proceeds of approximately $9,675,000.

On April 13, 2005, the Joint Venture sold the Gartner Building to an unrelated third party for a gross selling price of approximately $12,520,000. As a result of the sale, the Joint Venture recognized a gain of approximately $4,481,000 and received net sale proceeds of approximately $12,397,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2005 or 2004.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $0 and $5,015 as of December 31, 2005 and 2004, respectively.

Other Assets

As of December 31, 2005 and December 31, 2004, other assets is comprised of the following:

	2005	2004
Due from Fund IV and Fund V Associates	$5,710	$0
Prepaid property insurance	4,752	7,269

Total	$10,462	$7,269

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P., and Wells OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund XI, L.P., Wells Real Estate Fund XII, L.P., and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at certain of the Joint Venture’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Joint Venture is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2005, 2004, and 2003, the Joint Venture incurred management and leasing fee expenses of $14,881, $104,267, and $143,259, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2005, 2004, and 2003, the Joint Venture reimbursed $42,297, $54,181, and $95,508, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

On December 21, 2005, Wells Capital, Inc. (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an unaffiliated entity. Accordingly, the Joint Venture will make all future payments of management and leasing fees and administrative reimbursements to WASI.

Due to Affiliate

As of December 31, 2005 and December 31, 2004, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2005	2004
Reimbursement of administration costs	$2,590	$3,450
Management and leasing fees	0	93

	$2,590	$3,543

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statement of operations for all periods presented. The Joint Venture sold the Johnson Matthey Building on October 5, 2004 and the Gartner Building on April 13, 2005. The results of operations of the Johnson Matthey Building and the Gartner Building, which are included as discontinued operations in the accompanying statements of operations, are presented below:

	2005	2004	2003
Total property revenues	$273,779	$1,593,445	$1,794,025

Property operating costs	11,486	61,943	43,567
Depreciation	36,247	415,297	565,965
Legal and accounting	1,884	11,356	18,029
Management and leasing fees	19,516	73,860	89,590

Total expenses	69,133	562,456	717,151

Operating income	204,646	1,030,989	1,076,874
Gain on disposition	4,480,859	2,418,610	0

Income from discontinued operations	$4,685,505	$3,449,599	$1,076,874

5.	RENTAL INCOME

One tenant generated 100% rental income for the year ended December 31, 2005. Currently both active properties are vacant and have rights to no future rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2005				Accumulated Depreciation(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
111 SOUTHCHASE BOULEVARD(a)	None	$330,000	$4,791,827	$228,412	$343,750	$5,006,489	$0	$5,350,239	$1,210,504	1998	05/18/99
THE 20/20 BUILDING(b)	None	1,696,000	7,850,210	414,778	1,766,667	8,194,321	0	9,960,988	1,917,142	1998	07/02/99

Total		$2,026,000	$12,642,037	$643,190	$2,110,417	$13,200,810	$0	$15,311,227	$3,127,646

(a)	111 Southchase Boulevard is a two-story manufacturing and office building located in Fountain Inn, South Carolina.

(b)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$32,367,249	$3,784,766

2003 additions	14,999	1,095,238

BALANCE AT DECEMBER 31, 2003	32,382,248	4,880,004

2004 additions	481,469	832,061
2004 dispositions	(8,392,077)	(1,285,373)

BALANCE AT DECEMBER 31, 2004	24,471,640	4,426,692

2005 additions	16,437	340,970
2005 dispositions	(9,176,850)	(1,640,016)

BALANCE AT DECEMBER 31, 2005	$15,311,227	$3,127,646

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

Real estate assets, at cost:
Land	$6,712,073	$8,899,574
Building and improvements, less accumulated depreciation of $6,749,694 and $7,907,677 at December 31, 2005 and 2004, respectively	27,639,861	40,099,436
Construction in Progress	36,963	156,689

Total real estate assets	34,388,897	49,155,699

Cash and cash equivalents	1,022,119	1,585,516
Accounts receivable, net	700,505	966,354
Other assets	323,123	135,407

Total assets	$36,434,644	$51,842,976

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and refundable security deposits	$52,030	$212,128
Due to affiliate	12,063	10,623
Deferred income	413,782	264,265
Partnership distributions payable	871,825	1,279,644

Total liabilities	1,349,700	1,766,660

Partners’ capital:
Wells Real Estate Fund XII, L.P.	15,783,855	22,528,173
Wells Operating Partnership, L.P.	19,301,089	27,548,143

Total partners’ capital	35,084,944	50,076,316

Total liabilities and partners’ capital	$36,434,644	$51,842,976

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$3,976,273	$3,976,273	$3,976,272
Tenant reimbursements	278,173	271,676	270,505
Interest and other income	38,138	1,927	2,558

Total revenues	4,292,584	4,249,876	4,249,335

EXPENSES:
Depreciation	980,081	1,239,747	1,506,133
Property operating costs	307,732	313,772	299,634
Management and leasing fees	202,377	182,580	187,638
Joint venture administration	46,644	36,656	48,573
Legal and accounting	34,290	71,486	23,578

Total expenses	1,571,124	1,844,241	2,065,556

NET INCOME FROM CONTINUING OPERATIONS	2,721,460	2,405,635	2,183,779

DISCONTINUED OPERATIONS:
Operating income	380,345	1,175,458	961,081
Gain on disposition	7,244,919	0	0

Income from discontinued operations	7,625,264	1,175,458	961,081

NET INCOME	$10,346,724	$3,581,093	$3,144,860

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund XII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2002	$23,995,998	$29,343,019	$53,339,017

Net income	1,414,809	1,730,051	3,144,860
Partnership distributions	(2,251,645)	(2,753,345)	(5,004,990)

Balance, December 31, 2003	23,159,162	28,319,725	51,478,887

Net income	1,611,062	1,970,031	3,581,093
Partnership distributions	(2,242,051)	(2,741,613)	(4,983,664)

Balance, December 31, 2004	22,528,173	27,548,143	50,076,316

Net income	4,654,784	5,691,940	10,346,724
Partnership distributions	(11,399,102)	(13,938,994)	(25,338,096)

Balance, December 31, 2005	$15,783,855	$19,301,089	$35,084,944

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,346,724	$3,581,093	$3,144,860
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(7,244,919)	0	0
Depreciation	1,030,269	1,677,606	2,057,559
Changes in assets and liabilities:
Increase in accounts receivable, net	(11,929)	(111,346)	(237,855)
Increase in other assets	(187,716)	(110,407)	0
(Decrease) increase in accounts payable, accrued expenses and refundable security deposits	(160,098)	(12,228)	90,896
Increase (decrease) in deferred income	149,517	147,015	(39,817)
Increase (decrease) in due to affiliate	1,440	6,402	(6,020)

Net cash provided by operating activities	3,923,288	5,178,135	5,009,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	21,307,577	0	0
Investment in real estate	(48,347)	(156,689)	0

Net cash provided by (used in) investing activities	21,259,230	(156,689)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(21,307,577)	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	(4,438,338)	(4,948,131)	(5,011,061)

Net cash used in financing activities	(25,745,915)	(4,948,131)	(5,011,061)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(563,397)	73,315	(1,438)

CASH AND CASH EQUIVALENTS, beginning of year	1,585,516	1,512,201	1,513,639

CASH AND CASH EQUIVALENTS, end of year	$1,022,119	$1,585,516	$1,512,201

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$871,825	$1,279,644	$1,244,111

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

On April 10, 2000, Wells Real Estate Fund XII, L.P. and Wells Operating Partnership, L.P. (“Wells OP”) entered into a Georgia general partnership to form Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Real Estate Fund XII, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed, or having operating histories. On May 10, 2000, the Joint Venture purchased an approximately 77,000 square foot, three-story office building, the Siemens Building, located in Troy, Michigan. On December 28, 2000, the Joint Venture purchased a 50,000 square foot one-story office building and a 78,500 square foot, two-story office building, collectively, the AT&T Oklahoma Building, located in Oklahoma City, Oklahoma. On May 15, 2001, the Joint Venture purchased an approximately 201,000 square foot, three-story office building, the Comdata Building, located in Brentwood, Tennessee.

On April 13, 2005, the Joint Venture sold the AT&T Oklahoma Building to an unrelated third party for a gross selling price of $21,430,000. As a result of the sale, the Joint Venture recognized a gain of approximately $7,245,000 and received net sale proceeds of approximately $21,308,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $5,240 are included in accounts receivable as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets is comprised of the following items as of December 31, 2005 and 2004, respectively:

	2005	2004
Due from Wells Fund XIII-REIT Joint Venture	$204,887	$0
Prepaid property taxes	115,193	99,017
Prepaid insurance	3,043	11,390
Refundable security deposits	0	25,000

Total	$323,123	$135,407

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at certain of the Joint Venture’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Joint Venture is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

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

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing, and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2005, 2004, and 2003, the Joint Venture incurred management and leasing fees of $233,380, $274,508, and $274,618, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2005, 2004, and 2003, the Joint Venture reimbursed $49,627, $58,609, and $62,386, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

On December 21, 2005, Wells Capital, Inc. (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an unaffiliated entity. Accordingly, the Joint Venture will make all future payments of management and leasing fees and administrative reimbursements to WASI.

Due to Affiliate

As of December 31, 2005 and December 31, 2004, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2005	2004
Management and leasing fees	$9,220	$6,944
Reimbursement of administration costs	2,843	3,679

	$12,063	$10,623

4.    DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statement of operations for all periods presented. The Joint Venture sold the AT&T Oklahoma Building on April 13, 2005. The results of operations of the AT&T Oklahoma Building, which are included as discontinued operations in the accompanying statements of operations, are presented below:

	2005	2004	2003
Total property revenues	$566,304	$2,092,100	$1,971,905
Property operating costs	102,170	364,779	348,805
Depreciation	50,188	437,858	551,425
Management and leasing fees	31,003	106,929	101,980
Legal and accounting	2,598	7,076	8,614

Total expenses	185,959	916,642	1,010,824

Operating income	380,345	1,175,458	961,081
Gain on disposition	7,244,919	0	0

Income from discontinued operations	$7,625,264	$1,175,458	$961,081

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2005 follows:

Year ended December 31:
2006	$3,957,339
2007	4,034,676
2008	4,082,031
2009	4,114,394
2010	3,586,060
Thereafter	13,892,305

$33,666,805

Three tenants generated approximately 56%, 33%, and 8% of rental income for the year ended December 31, 2005, and two tenants will generate approximately 78% and 22% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2005				Accumulated Depreciation(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
SIEMENS BUILDING(a)	None	$2,232,905	$12,062,085	$593,110	$2,232,905	$12,655,195	$0	$14,888,100	$3,244,227	2000	05/10/00
COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,248,472	4,479,168	21,734,360	36,963	26,250,491	3,505,467	1986	5/15/01

Total		$6,532,905	$32,764,104	$1,841,582	$6,712,073	$34,389,555	$36,963	$41,138,591	$6,749,694

(a)	The Siemens Building is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$56,906,687	$4,172,512

2003 additions	0	2,057,559

BALANCE AT DECEMBER 31, 2003	56,906,687	6,230,071

2004 additions	156,689	1,677,606

BALANCE AT DECEMBER 31, 2004	57,063,376	7,907,677

2005 additions	48,347	1,030,269
2005 dispositions	(15,973,132)	(2,188,252)

BALANCE AT DECEMBER 31, 2005	$41,138,591	$6,749,694

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(c)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10	(d)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(e)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(f)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(g)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10	(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10	(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

Exhibit Number	Description of Document

*10(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(t)	Purchase and Sale Agreement for the sale of the Johnson Matthey Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10(u)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10(v)	Purchase and Sale Agreement for the Gartner Building and AT&T Oklahoma Building (Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002