Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND XII LP
filed 2006-05-12
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2006	December 31, 2005
Investment in joint ventures	$17,739,345	$17,849,824
Cash and cash equivalents	293,914	373,378
Due from joint ventures	386,393	392,216
Other assets	1,262	0

Total assets	$18,420,914	$18,615,418

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$71,315	$21,765
Due to affiliates	6,093	7,427
Partnership distributions payable	308,811	413,761

Total liabilities	386,219	442,953

Partners’ capital:
Limited partners:
Cash Preferred – 3,003,500 and 3,000,000 units issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	17,294,286	17,301,510
Tax Preferred – 557,619 and 561,119 units issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	740,409	870,955
General partners	0	0

Total partners’ capital	18,034,695	18,172,465

Total liabilities and partners’ capital	$18,420,914	$18,615,418

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005

EQUITY IN INCOME OF JOINT VENTURES	$258,824	$445,874

EXPENSES:
Partnership administration	81,265	49,979
Legal and accounting	12,894	11,598

Total expenses	94,159	61,577

INTEREST AND OTHER INCOME	6,376	7,409

NET INCOME	$171,041	$391,706

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$296,154	$541,972

TAX PREFERRED	$(125,113)	$(150,266)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.10	$0.18

TAX PREFERRED	$(0.22)	$(0.24)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,003,500	2,944,050

TAX PREFERRED	557,619	617,069

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount

BALANCE, DECEMBER 31, 2004	2,939,050	$25,907,456	622,069	$1,992,877	$0	$27,900,333

Tax preferred conversion elections	60,950	274,586	(60,950)	(274,586)	0	0
Net income	0	2,256,111	0	3,055,084	0	5,311,195
Distributions of operating cash flow ($0.57 per weighted-average Cash Preferred Unit)	0	(1,689,063)	0	0	0	(1,689,063)
Distributions of net sale proceeds ($3.17 and $6.71 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(9,447,580)	0	(3,902,420)	0	(13,350,000)

BALANCE, DECEMBER 31, 2005	3,000,000	17,301,510	561,119	870,955	0	18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income	0	296,154	0	(125,113)	0	171,041
Distributions of operating cash flow ($0.10 per weighted-average Cash Preferred Unit)	0	(308,811)	0	0	0	(308,811)

BALANCE, MARCH 31, 2006	3,003,500	$17,294,286	557,619	$740,409	$0	$18,034,695

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,041	$391,706
Operating distributions received from joint ventures	392,215	575,686
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(258,824)	(445,874)
Operating changes in assets and liabilities:
Increase in other assets	(1,262)	0
Decrease in due from affiliate	0	1,010
Increase in accounts payable and accrued expenses	49,550	27,268
(Decrease) increase in due to affiliates	(1,334)	3,946

Net cash provided by operating activities	351,386	553,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(17,089)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(413,761)	(440,857)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,464)	112,885

CASH AND CASH EQUIVALENTS, beginning of period	373,378	1,885,089

CASH AND CASH EQUIVALENTS, end of period	$293,914	$1,997,974

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$308,811	$533,609

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	1. 111 Southchase Boulevard A two-story manufacturing and office building located in Fountain Inn, South Carolina
2. 20/20 Building A three-story office building located in Leawood, Kansas
3. Gartner Building(2) A two-story office building located in Ft. Myers, Florida

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	4. Siemens Building A three-story office building located in Troy, Michigan
5. AT&T Oklahoma Building(2) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma
6. Comdata Building A three-story office building located in Brentwood, Tennessee

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and

Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of March 31, 2006, other assets is comprised of interest income receivable.

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

Distributions of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

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

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XI-XII-REIT Associates	$0	$12,013	$(267,162)	$(226,426)	$0	$183,781	$(267,162)	$(42,645)
Fund XII-REIT Associates	1,070,434	1,068,418	676,309	671,701	493	335,593	676,802	1,007,294

	$1,070,434	$1,080,431	$409,147	$445,275	$493	$519,374	$409,640	$964,649

The Partnership allocates income (loss) from operations and from the sale of properties generated by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The income from discontinued operations presented above is entirely comprised of income from operating activities.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $20,479 and $40,798 for the three months ended March 31, 2006 and 2005.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $16,804 and $21,800 for the three months ended March 31, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one defense asserted by the defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the defendants’ and the plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either party’s motion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

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

While the forgoing property sales have delivered positive results, we are also facing some near-term leasing issues with regard to the two vacant properties. These leasing challenges may impact future operating performance; however, we are aggressively working with prospective tenants in the respective markets in an attempt to minimize negative financial effects.

Operating distributions payable to the Cash Preferred limited partners for the first quarter of 2006 declined slightly from prior quarter. The General Partners anticipate that operating distributions will continue to decline in the near-term, given the reduced cash flow from the property sales and funding our pro-rata share of anticipated capital improvements and re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, and the anticipated capital improvements for the Comdata Building.

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

Short-Term Liquidity

During the three months ended March 31, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $351,000, as compared to approximately $554,000 for the three months ended March 31, 2005. The 2006 decline is primarily due to a decline in operating distributions received from Joint Ventures as a result of the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Our General Partners anticipate that future operating distributions to limited partners will decline in the near term as we fund our pro-rata share of anticipated capital improvements for the Comdata Building and anticipated capital improvements and re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, both of which are currently vacant.

We believe that the cash on hand and operating distributions due from Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $386,000, as of March 31, 2006. We anticipate using operating cash flow to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and the respective joint venture partners on a pro-rata basis.

As March 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2006	Undistributed Net Sale Proceeds as of March 31, 2006
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,117,051	1,448

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,579,588	6,265

Total			$13,357,713	$0		$13,350,000	$7,713

Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $258,824 and $445,874 for the three months ended March 31, 2006 and 2005, respectively. The decrease for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, is primarily attributable to a decline in operating income resulting from the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005. We expect equity in income of Joint Ventures to remain at similar levels going forward until the vacant space at 111 Southchase Boulevard and the 20/20 Building is re-leased.

Expenses

Total expenses of the Partnership were $94,159 and $61,577 for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily a result of an adjustment to 2005 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2006. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates. We also anticipate additional increases in administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $6,376 and $7,409 for the three months ended March 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily a result of a decrease in the average amount of net sale proceeds held during 2006, primarily as a result of the distribution of net proceeds in May 2005 and November 2005. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

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

Summary

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership as of March 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses by investors that are allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29, which announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 of the American Jobs Creation Act of 2004 is granted, beginning in tax year 2006, and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/S/ DOUGLAS P. WILLIAMS
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