Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND XII LP
filed 2006-08-11
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in joint ventures	$17,633,183	$17,849,824
Cash and cash equivalents	219,266	373,378
Due from joint ventures	407,131	392,216
Other assets	908	0

Total assets	$18,260,488	$18,615,418

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$27,191	$21,765
Due to affiliates	5,025	7,427
Partnership distributions payable	308,811	413,761

Total liabilities	341,027	442,953

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,003,500 and 3,000,000 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	17,304,104	17,301,510
Tax Preferred – 557,619 and 561,119 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	615,357	870,955
General partners	0	0

Total partners’ capital	17,919,461	18,172,465

Total liabilities and partners’ capital	$18,260,488	$18,615,418

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$249,701	$4,323,399	$508,525	$4,769,272

EXPENSES:
Partnership administration	49,079	49,734	130,344	99,713
Legal and accounting	9,570	11,970	22,464	23,568

Total expenses	58,649	61,704	152,808	123,281

INTEREST AND OTHER INCOME	2,526	17,637	8,901	25,047

NET INCOME	$193,578	$4,279,332	$364,618	$4,671,038

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$318,630	$829,363	$614,783	$1,371,335

TAX PREFERRED	$(125,052)	$3,449,969	$(250,165)	$3,299,703

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.11	$0.28	$0.20	$0.46

TAX PREFERRED	$(0.22)	$5.90	$(0.45)	$5.49

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,003,500	2,976,000	3,003,500	2,960,025

TAX PREFERRED	557,619	585,119	557,619	601,094

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	2,939,050	$25,907,456	622,069	$1,992,877	$0	$27,900,333

Tax preferred conversion elections	60,950	274,586	(60,950)	(274,586)	0	0
Net income	0	2,256,111	0	3,055,084	0	5,311,195
Distributions of operating cash flow ($0.57 per weighted-average Cash Preferred Unit)	0	(1,689,063)	0	0	0	(1,689,063)
Distributions of net sale proceeds ($3.17 and $6.71 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(9,447,580)	0	(3,902,420)	0	(13,350,000)

BALANCE, DECEMBER 31, 2005	3,000,000	17,301,510	561,119	870,955	0	18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income	0	614,783	0	(250,165)	0	364,618
Distributions of operating cash flow ($0.21 per weighted-average Cash Preferred Unit)	0	(617,622)	0	0	0	(617,622)

BALANCE, JUNE 30, 2006	3,003,500	$17,304,104	557,619	$615,357	$0	$17,919,461

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$364,618	$4,671,038
Operating distributions received from joint ventures	778,607	1,151,225
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(508,525)	(4,769,272)
Changes in assets and liabilities:
Increase in other assets	(908)	0
Decrease in due from affiliate	0	1,010
Increase (decrease) in accounts payable and accrued expenses	5,426	(4,720)
(Decrease) increase in due to affiliates	(2,402)	3,602

Net cash provided by operating activities	636,816	1,052,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(68,356)	(17,089)
Net sales proceeds received from joint ventures	0	11,703,732

Net cash (used in) provided by investing activities	(68,356)	11,686,643

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(722,572)	(974,467)
Net sales proceeds distributions paid to limited partners	0	(1,450,000)

Net cash used in financing activities	(722,572)	(2,424,467)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(154,112)	10,315,059

CASH AND CASH EQUIVALENTS, beginning of period	373,378	1,885,089

CASH AND CASH EQUIVALENTS, end of period	$219,266	$12,200,148

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$308,811	$370,306

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006, other assets is comprised of interest income receivable.

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

Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XI-XII-REIT Associates	$ 0	$ 7,996	$(278,379)	$(211,102)	$ 5,956	$ 4,509,019	$(272,423)	$ 4,297,917
Fund XII-REIT Associates	1,085,078	1,082,890	681,863	697,030	(23,343)	7,280,492	658,520	7,977,522

	$1,085,078	$1,090,886	$ 403,484	$ 485,928	$(17,387)	$11,789,511	$ 386,097	$12,275,439

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XI-XII-REIT Associates	$ 0	$ 20,009	$ (545,541)	$ (438,219)	$ 5,956	$ 4,693,491	$ (539,585)	$ 4,255,272
Fund XII-REIT Associates	2,155,512	2,151,308	1,358,172	1,368,732	(22,850)	7,616,084	1,335,322	8,984,816

	$2,155,512	$2,171,317	$ 812,631	$ 930,513	$(16,894)	$12,309,575	$ 795,737	$13,240,088

The Partnership allocates income (loss) from operations and from the sale of properties generated by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$ 5,956	$0	$ 5,956	$200,169	$ 4,493,322	$ 4,693,491
Fund XII-REIT Associates	(22,850)	0	(22,850)	372,179	7,243,905	7,616,084

	$(16,894)	$0	$(16,894)	$572,348	$11,737,227	$12,309,575

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $15,909 and $17,414 for the three months ended June 30, 2006 and 2005, respectively, and $36,388 and $58,212 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $15,821 and $21,565 for the three months ended June 30, 2006 and 2005, respectively, and $32,625 and $43,365 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Operating distributions payable to the Cash Preferred limited partners for the second quarter of 2006 remained consistent with the level paid in the prior quarter. The General Partners anticipate that operating distributions will decline in the near-term, as we fund our pro-rata share of anticipated capital improvements and re-leasing costs for the 20/20 Building and 111 Southchase Boulevard.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

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

Short-Term Liquidity

During the six months ended June 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $637,000, as compared to approximately $1,053,000 for the six months ended June 30, 2005. The 2006 decline is primarily due to a decline in operating distributions received from the Joint Ventures as a result of the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Future operating distributions from the Joint Ventures are expected to decline in the near-term as a result of funding our pro-rata share of anticipated capital improvements and re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, both of which are currently vacant. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $341,000, as of June 30, 2006. We anticipate using operating cash flow to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

As June 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$ 9,675,000	17.10%	$ 1,653,361	$0	—	$ 1,653,361	$ 0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,117,051	1,448

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,579,588	6,265

Total			$13,357,713	$0		$13,350,000	$7,713

Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $249,701 and $4,323,399 for the three months ended June 30, 2006 and 2005, respectively, and $508,525 and $4,769,272 for the six months ended June 30, 2006 and 2005, respectively. The decreases in equity in income of the Joint Ventures for 2006, as compared to 2005, are primarily attributable to (i) the gain recognized on the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005, and (ii) a decline in operating income resulting from the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005.

We expect equity in income of the Joint Ventures to remain at similar levels going forward until the vacant space at 111 Southchase Boulevard and the 20/20 Building is re-leased.

Expenses

Total expenses of the Partnership were $58,649 and $61,704 for the three months ended June 30, 2006 and 2005, respectively. The decrease for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to a decline in administrative costs and accounting and legal fees as a result of nonrecurring costs relating to the sales of the Gartner Building and the AT&T Oklahoma Building in the second quarter of 2005.

Total expenses of the Partnership were $152,808 and $123,281 for the six months ended June 30, 2006 and 2005, respectively. The increase for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is primarily a result of an adjustment to 2005 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2006. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates.

We also anticipate additional increases in administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $2,526 and $17,637 for the three months ended June 30, 2006 and 2005, respectively, and $8,901 and $25,047 for the six months ended June 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily a result of a decrease in the average amount of net sale proceeds held during 2006, primarily as a result of the distribution of net proceeds in May 2005 and November 2005.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership as of June 30, 2006.

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

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Tax Preferred Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
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