Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND XII LP
filed 2006-11-13
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XII, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$17,486,766	$17,849,824
Cash and cash equivalents	242,115	373,378
Due from joint ventures	419,278	392,216
Other assets	1,112	0

Total assets	$18,149,271	$18,615,418

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$26,682	$21,765
Due to affiliates	5,776	7,427
Partnership distributions payable	308,811	413,761

Total liabilities	341,269	442,953

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,003,500 and 3,000,000 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	17,317,697	17,301,510
Tax Preferred – 557,619 and 561,119 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	490,305	870,955
General partners	0	0

Total partners’ capital	17,808,002	18,172,465

Total liabilities and partners’ capital	$18,149,271	$18,615,418

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$255,771	$260,272	$764,296	$5,029,544

EXPENSES:
Partnership administration	55,801	23,027	186,145	122,739
Legal and accounting	5,709	10,104	28,174	33,672

Total expenses	61,510	33,131	214,319	156,411

INTEREST AND OTHER INCOME	3,092	87,866	11,994	112,912

NET INCOME	$197,353	$315,007	$561,971	$4,986,045

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$322,405	$439,464	$937,188	$1,810,799

TAX PREFERRED	$(125,052)	$(124,457)	$(375,217)	$3,175,246

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.11	$0.15	$0.31	$0.61

TAX PREFERRED	$(0.22)	$(0.22)	$(0.67)	$5.40

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,003,500	2,998,500	3,003,500	2,972,850

TAX PREFERRED	557,619	562,619	557,619	588,269

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	2,939,050	$25,907,456	622,069	$1,992,877	$0	$27,900,333

Tax preferred conversion elections	60,950	274,586	(60,950)	(274,586)	0	0
Net income	0	2,256,111	0	3,055,084	0	5,311,195
Distributions of operating cash flow ($0.57 per weighted-average Cash Preferred Unit)	0	(1,689,063)	0	0	0	(1,689,063)
Distributions of net sale proceeds ($3.17 and $6.71 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(9,447,580)	0	(3,902,420)	0	(13,350,000)

BALANCE, December 31, 2005	3,000,000	17,301,510	561,119	870,955	0	18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income	0	937,188	0	(375,217)	0	561,971
Distributions of operating cash flow ($0.31 per weighted-average Cash Preferred Unit)	0	(926,434)	0	0	0	(926,434)

BALANCE, September 30, 2006	3,003,500	$17,317,697	557,619	$490,305	$0	$17,808,002

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$561,971	$4,986,045
Operating distributions received from joint ventures	1,185,737	1,575,129
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(764,296)	(5,029,544)
Changes in assets and liabilities:
Increase in other assets	(1,112)	0
Decrease in due from affiliate	0	1,010
Increase (decrease) in accounts payable and accrued expenses	4,917	(17,948)
(Decrease) increase in due to affiliates	(1,651)	2,585

Net cash provided by operating activities	985,566	1,517,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(85,445)	(114,155)
Net sales proceeds received from joint ventures	0	11,703,731

Net cash (used in) provided by investing activities	(85,445)	11,589,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,031,384)	(1,344,773)
Net sales proceeds distributions paid to limited partners	0	(1,450,000)

Net cash used in financing activities	(1,031,384)	(2,794,773)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(131,263)	10,312,080

CASH AND CASH EQUIVALENTS, beginning of period	373,378	1,885,089

CASH AND CASH EQUIVALENTS, end of period	$242,115	$12,197,169

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$308,811	$371,386

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006, other assets is comprised of interest income receivable.

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

•

To limited partners holding units which at any time have been treated as Tax Preferred Units until each limited partner has received an amount necessary to equal the net cash available for distribution previously received by the limited partners holding Cash Preferred Units on a per-unit basis;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XI-XII-REIT Associates	$ 0	$ 39	$(307,886)	$(274,020)	$(95)	$ (8,949)	$(307,981)	$(282,969)
Fund XII-REIT Associates	1,083,120	1,071,992	685,521	689,912	0	(3,887)	685,521	686,025

	$1,083,120	$1,072,031	$ 377,635	$ 415,892	$(95)	$(12,836)	$ 377,540	$ 403,056

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XI-XII-REIT Associates	$ 0	$ 20,048	$ (853,427)	$ (712,239)	$ 5,862	$ 4,684,542	$ (847,565)	$ 3,972,303
Fund XII-REIT Associates	3,238,631	3,223,300	2,043,693	2,058,643	(22,850)	7,612,197	2,020,843	9,670,840

	$3,238,631	$3,243,348	$1,190,266	$1,346,404	$(16,988)	$12,296,739	$1,173,278	$13,643,143

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$ 5,862	$0	$ 5,862	$204,646	$ 4,479,896	$ 4,684,542
Fund XII-REIT Associates	(22,850)	0	(22,850)	368,292	7,243,905	7,612,197

	$(16,988)	$0	$(16,988)	$572,938	$11,723,801	$12,296,739

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $24,470 and $22,376 for the three months ended September 30, 2006 and 2005, respectively, and $60,858 and $80,588 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $16,942 and $18,532 for the three months ended September 30, 2006 and 2005, respectively, and $49,567 and $61,897 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

On October 27, 2006, Fund XI-XII-REIT Associates entered into a 60-month lease agreement (“Agreement”) with Caterpillar, Inc. (“Caterpillar”) to occupy the entire building of 111 Southchase Boulevard. The lease is scheduled to commence January 1, 2007. Monthly base rent payable is approximately $54,000 and scheduled to increase by approximately 2.5% annually. As a result of entering into the Agreement, Caterpillar is entitled to a landlord-funded tenant improvement allowance of up to approximately $911,350.

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

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in four properties, following the sale of the Gartner Building and the AT&T Oklahoma Building in April 2005. Three of the

buildings in which we currently own interests are 100% leased to tenants in the early to middle stages of their lease terms, and the other building is vacant. Our focus at this time involves leasing the vacant property and maximizing the operating performance of the remaining assets in order to deliver what we believe will be the best overall performance for our limited partners.

Following the third quarter of 2006, Fund XI-XII-REIT Associates entered into a 60-month lease agreement with Caterpillar to occupy the entire office building at 111 Southchase Boulevard targeted to commence January 1, 2007. While the forgoing property sales have delivered positive results, we are facing some near-term leasing issues with regard to the vacancy at the 20/20 Building. These leasing challenges may impact future operating performance; however, we are aggressively working with prospective tenants in the respective markets in an attempt to minimize negative financial effects.

Operating distributions payable to the Cash Preferred limited partners for the third quarter of 2006 remained consistent with the level paid in the prior quarter. The General Partners anticipate that operating distributions will decline in the near-term, as we fund our pro-rata share of re-leasing costs for and 111 Southchase Boulevard and the anticipated capital improvements and re-leasing costs for the 20/20 Building.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs and portfolio costs. Later, as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, will be 100% leased following the 60-month lease execution with Caterpillar.

•	The 20/20 Building located in Leawood, Kansas, is currently vacant. We have engaged our local leasing team and are marketing this property aggressively for lease.

•	The Siemens Building, located in Troy, Michigan, is 100% leased through 2010.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

Short-Term Liquidity

During the nine months ended September 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $986,000, as compared to approximately $1,517,000 for the nine months ended September 30, 2005. The 2006 decline is primarily due to (i) a payment of additional accrued Tennessee partnership franchise and excise taxes incurred in the first quarter of 2006 as a result of gains recognized on the sale of properties in the portfolio in 2005, and (ii) a decline in operating distributions received from the Joint Ventures as a result of the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Future operating distributions from the Joint Ventures are expected to decline in the near-term as a result of funding our pro-rata share of the re-leasing costs for 111 Southchase Boulevard and the anticipated capital improvements and re-leasing costs for the 20/20 Building, which is currently vacant. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We invested approximately $85,000 and approximately $114,000 in Fund XI-XII-REIT Associates during the nine months ended September 2006 and 2005, respectively, due to the vacancies at the properties owned by the joint venture.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $341,000, as of September 30, 2006. We anticipate using operating cash flow to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

As of September 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$ 1,653,361	$0	–	$ 1,653,361	$ 0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	–	2,117,051	1,448

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	–	9,579,588	6,265

Total			$13,357,713	$0		$13,350,000	$7,713

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve the net sale proceeds on hand as of September 30, 2006.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was relatively stable at $255,771 and $260,272 for the three months ended September 30, 2006 and 2005, respectively.

Equity in income of the Joint Ventures was $764,296 and $5,029,544 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in equity in income of the Joint Ventures for 2006, as compared to 2005, are primarily attributable to (i) the gain recognized on the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005, and (ii) a decline in operating income resulting from the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005.

We expect equity in income of Joint Ventures to increase as a result of the lease execution with Caterpillar at 111 Southchase Boulevard.

Expenses

Total expenses of the Partnership were $61,510 and $33,131 for the three months ended September 30, 2006 and 2005, respectively, and $214,319 and $156,411 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases, as compared to 2005, are primarily a result of incurring additional Tennessee partnership franchise and excise taxes incurred, partially offset by a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties in previous periods. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates.

We anticipate additional increases in administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $3,092 and $87,866 for the three months ended September 30, 2006 and 2005, respectively, and $11,994 and $112,912 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily a result of a decrease in the average amount of net sale proceeds held during 2006 due to distributions of net proceeds in May 2005 and November 2005.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership as of September 30, 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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