Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND XII LP
filed 2007-03-28
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period (“conversion elections”). The limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership is currently operating in the holding phase of its life cycle. Accordingly, management will focus resources on managing the Partnership’s existing portfolio, including identifying strategic sales of certain properties, and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

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

We currently have a vacancy issue with one of our properties, which could reduce or eliminate cash distributions to limited partners.

Because of the vacancy issue, we have expended, or anticipate that we will be required to expend in the future, substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Cash Preferred Units, if any. In addition, the resale value of this property is currently diminished because the market value depends principally upon the value of the leases in place at such property.

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

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 4.5% of gross revenues in connection with the commercial properties in which we own interests. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Special Risks Regarding Status of Units

If you hold Cash Preferred Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of our corporate general partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

Increases in our general and administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Our general and administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in unit

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005	2004	2003	2002
The Wells Fund XI-Fund XII -REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	26.1% 17.1% 56.8%	1. 111 Southchase Boulevard A two-story manufacturing and office building located in Fountain Inn, South Carolina	100%	0%	0%	0%	0%
			2. 20/20 Building A three-story office building located in Leawood, Kansas	77%	0%	0%	100%	100%

			3. Johnson Matthey Building(2) A one-story office building and warehouse located in Wayne, Pennsylvania	–	–	–	100%	100%

			4. Gartner Building(3) A two-story office building located in Ft. Myers, Florida	–	–	100%	100%	100%

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	45.0% 55.0%	5. Siemens Building A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
			6. AT&T Oklahoma Building(3) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma	–	–	100%	100%	100%

			7. Comdata Building A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)

Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells REIT serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in October 2004.

(3)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2010(2)	1	77,054	$1,601,182	$720,372	15.4%	27.0%
2011(3)	1	168,087	714,316	122,077	33.6	12.1
2012(4)	2	54,301	1,031,719	176,321	10.8	17.4
2016(5)	1	201,237	2,578,572	1,160,099	40.2	43.5

	5	500,679	$5,925,789	$2,178,869	100%	100%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Siemens Building: Siemens Automotive Corporation lease (approximately 77,000 square feet).

(3)	111 Southchase Boulevard: Caterpillar Inc. lease (approximately 168,000 square feet).

(4)	20/20 Building: Blue Cross and Blue Shield lease (approximately 15,000 square feet) and The EPOCH Group, L.C. lease (approximately 39,000 square feet).

(5)	Comdata Building: Comdata Network, Inc. lease (approximately 201,000 square feet).

Property Descriptions

The properties in which the Partnership owns an interest through the Joint Ventures during the periods presented are further described below:

111 Southchase Boulevard

The 111 Southchase Boulevard property is a two-story manufacturing and office building containing approximately 168,000 rentable square feet located in Fountain Inn, South Carolina. The building is comprised of approximately 135,000 square feet of warehouse space and approximately 33,000 square feet of office space. The 111 Southchase Boulevard property is currently under a lease agreement with Caterpillar, Inc., which commences in January 2007 and expires in December 2011. Under the terms of the lease, annual base rent is approximately $647,000 and is scheduled to increase by 2.5% annually each January through the expiration of the lease. The annualized base rent in 2011 is approximately $714,000.

20/20 Building

The 20/20 Building is a three-story office building including approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. The entire rentable area of the 20/20 Building was under a lease with Sprint Communications, Inc. (“Sprint”) for an initial term of ten years, which commenced on May 19, 1997 and was to expire on May 18, 2007. Sprint, the sole tenant of the 20/20 Building, exercised an early lease termination and vacated the building in May 2004. Under the terms of the lease, Sprint paid Fund XI-XII-REIT Associates approximately $450,000 in early lease termination fees.

In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City, Missouri (“Blue Cross and Blue Shield”) entered into a lease agreement for approximately 21% of the 20/20 Building that commences in February 2007 and will expire in October 2012. Blue Cross and Blue Shield has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. Under the terms of the lease, following a five-month rental abatement period, annualized base rent will be approximately $270,000 and is scheduled to increase by 1.39% annually beginning in the twenty-second month of the lease. The annualized base rent in 2012 will be approximately $285,000.

In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. (“EPOCH”) entered into a lease agreement for approximately 56% of the 20/20 Building that commences in June 2007 and will expire in October 2012. EPOCH has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. Under the terms of the lease, following a five-month rental abatement period, annualized base rent will be approximately $707,000 and is scheduled to increase by 1.39% annually beginning in the eighteenth month of the lease. Annualized base rent in 2012 will be approximately $747,000.

Johnson Matthey Building

The Johnson Matthey Building is an office and warehouse building including approximately 130,000 square feet located in Wayne, Pennsylvania. The entire rentable area of the Johnson Matthey Building was leased to Johnson Matthey, Inc., which commenced on July 1, 1998 and was to expire on June 30, 2007.

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to the sole tenant Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale of the Johnson Matthey Building, the Partnership received net sale proceeds of approximately $1,653,000 and was allocated a gain of approximately $413,000.

Gartner Building

The Gartner Building is a two-story office building with approximately 62,000 rentable square feet on a 4.9-acre tract of land located in Fort Myers, Florida. The entire rentable area of the Gartner Building was leased to Gartner, Inc., which commenced on February 1, 1998 and was set to expire on January 31, 2013. On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party for a gross sale price of approximately $12,520,000. As a result of the sale of the Gartner Building, the Partnership received net sale proceeds of approximately $2,118,000 and was allocated a gain of approximately $766,000.

Siemens Building

The Siemens Building is a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan. The entire Siemens Building is currently under a lease agreement with Siemens Automotive Corporation (“Siemens”), which expires on August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods at 95% of the then-current fair market rental rates. As of December 31, 2006, the annualized base rent payable under the Siemens lease was approximately $1,504,000. The base rent increases annually each March until 2009, when the annualized base rent will be approximately $1,601,000.

AT&T Oklahoma Building

The AT&T Oklahoma Building consists of a one-story office building and a two-story office building containing an aggregate of approximately 128,500 rentable square feet on an approximate 11.34-acre tract of land located in Oklahoma City, Oklahoma. The AT&T Oklahoma Building was leased to AT&T Corporation and Jordan Associates, Inc., both of which commenced in 2000 and were set to expire on August 31, 2010 and December 31, 2008, respectively. On April 13, 2005, the Fund XII-REIT Associates sold the AT&T Oklahoma Building to an unrelated third party for a gross sale price of $21,430,000. As a result of the sale of the AT&T Oklahoma Building, the Partnership received net sale proceeds of approximately $9,586,000 and was allocated a gain of approximately $3,259,000.

Comdata Building

The Comdata Building is a three-story office building comprised of approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee. The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. (“Comdata”), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2006, the annual base rent was approximately $2,459,000 and continues through March 2007. Annual base rent increases in April 2007 to approximately $2,519,000 and again in April 2012 to approximately $2,579,000 through the remainder of the lease term.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 3,003,500 Cash Preferred Units and 557,619 Tax Preferred Units, held by a total of 1,251 and 103 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $6.49 per Cash Preferred Unit and $7.07 per Tax Preferred Unit, based upon market conditions existing in early December 2006. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that once the Partnership begins the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $2.94 per Cash Preferred Unit and $7.70 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2005 and 2006 are summarized below:

		Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital	General Partners
March 31, 2005	$533,610	$0.18	$0.00	$0.00
June 30, 2005	$370,306	$0.13	$0.00	$0.00
September 30, 2005	$371,386	$0.12	$0.00	$0.00
December 31, 2005	$413,761	$0.14	$0.00	$0.00
March 31, 2006	$308,811	$0.10	$0.00	$0.00
June 30, 2006	$308,812	$0.11	$0.00	$0.00
September 30, 2006	$308,811	$0.10	$0.00	$0.00
December 31, 2006	$308,811	$0.10	$0.00	$0.00

Fourth quarter 2006 operating distributions were accrued for accounting purposes in 2006 and paid to the Cash Preferred limited partners in February 2007. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$18,071,840	$18,615,418	$28,380,032	$28,569,712	$29,625,341
Equity in income of Joint Ventures	$1,049,727	$5,300,846	$2,162,669	$1,634,000	$1,726,553
Net income	$803,720	$5,311,195	$1,948,163	$1,450,772	$1,547,894
Net income (loss) allocated to Limited Partners:
Cash Preferred	$1,303,927	$2,256,111	$2,489,975	$2,563,592	$2,655,622
Tax Preferred	$(500,207)	$3,055,084	$(541,812)	$(1,112,820)	$(1,107,728)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.43	$0.76	$ 0.85	$ 0.89	$ 0.94
Tax Preferred	$(0.90)	$5.25	$(0.86)	$(1.63)	$(1.49)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$ 0.41	$0.57	$ 0.66	$ 0.87	$ 0.94
Return of capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Return of capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.00	$3.17	$ 0.00	$ 0.00	$ 0.00
Tax Preferred	$ 0.00	$6.71	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in four properties, following the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005. During the fourth quarter 2006, Fund XI-XII-REIT Associates entered into a 60-month lease agreement with Caterpillar, Inc. to occupy the entire building at 111 Southchase Boulevard, which commenced January 2007. Also in the fourth quarter, Fund XI-XII-REIT Associates signed two leases at the 20/20 Building with Blue Cross and Blue Shield and EPOCH commencing February 2007 and June 2007, respectively and both expiring in October 2012. This increases the 20/20 Building’s occupancy to 77%. Our focus at this time involves leasing the remaining vacancy at the 20/20 Building and maximizing the operating performance of the assets in order to deliver what we believe will be the best overall performance for our limited partners.

Operating distributions payable to the Cash Preferred limited partners for the fourth quarter of 2006 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or may decline in the near-term, given the re-leasing costs and rental abatement periods associated with recent leases at the 20/20 Building and 111 Southchase Boulevard and the anticipated capital improvements for the 20/20 Building.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, is now 100% leased through December 2011.

•	The 20/20 Building, located in Leawood, Kansas, is now approximately 77% leased through October 2012.

•	The Siemens Building, located in Detroit, Michigan, is 100% leased through 2010.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

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

Short-Term Liquidity

During the year ended December 31, 2006, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,351,000, which were used primarily to fund operating distributions to limited partners of approximately $1,340,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro-rata share of the re-leasing costs for 111 Southchase Boulevard and the 20/20 Building resulting from recent leasing activities at both properties and the anticipated capital improvements for the 20/20 Building.

During the year ended December 31, 2006, we also invested cash on hand of approximately $239,000 in Fund XI-XII-REIT Associates to fund re-leasing costs incurred in connection with the new leases at 111 Southchase Boulevard and the 20/20 Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $331,000 as of December 31, 2006. During 2007, our General Partners anticipate that we will fund our proportionate share of capital expenditures noted above.

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

As of December 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds as of December 31, 2006
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	–	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	–	2,117,051	1,448

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	–	9,579,588	6,265

Total			$13,357,713	$0		$13,350,000	$7,713

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $1,049,727 and $5,300,846 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease in equity in income of Joint Ventures is primarily attributable to (i) the gain recognized on the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005, and (ii) a decline in operating income resulting from the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005.

We expect equity in income of Joint Ventures to increase as a result of the recent leasing activity at 111 Southchase Boulevard and the 20/20 Building.

Expenses

Total expenses of the Partnership were $261,468 and $206,936 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily a result of incurring additional Tennessee partnership franchise and excise taxes, partially offset by a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties in previous periods. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates.

We anticipate additional increases in administrative expenses in future periods related to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $15,461 and $217,285 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Interest and Other Income

Interest and other income was $217,285 and $115 for the years ended December 31, 2005 and 2004, respectively. The increase is a result of an increase in the average amount of net sale proceeds held during 2005 as a result of the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005 and the Johnson Matthey Building in October 2004 and an increase in the daily interest yield.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to net income of approximately $206,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership as of December 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Tax Preferred Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Event

On March 6, 2007, Fund XI-XII-REIT Associates entered into a purchase and sale agreement to sell 111 Southchase Boulevard to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 5, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2007.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made payments directly to the General Partners. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.508 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an Individual Retirement Account and 0.007 Cash Preferred Units through Wells Capital, Inc., which is a wholly owned subsidiary of WREF.

(c) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $80,915, $107,541, and $141,321 for the years ended December 31, 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $63,916, $78,759, and $75,370 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and

Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$18,633	$7,795	$31,208
Audit-Related Fees	0	0	0
Tax Fees	0	12,068	17,849
Other Fees	0	0	0

Total	$18,633	$19,863	$49,057

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

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-46 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in joint ventures	$17,507,984	$17,849,824
Cash and cash equivalents	144,645	373,378
Due from joint ventures	418,013	392,216
Other assets	1,198	0

Total Assets	$18,071,840	$18,615,418

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$16,416	$21,765
Due to affiliates	5,673	7,427
Partnership distributions payable	308,811	413,761

Total liabilities	330,900	442,953

Commitments and contingencies	–	–

Partners’ Capital:
Limited partners:
Cash preferred – 3,003,500 and 3,000,000 units issued and outstanding as of December 31, 2006 and 2005, respectively	17,375,625	17,301,510
Tax preferred – 557,619 and 561,119 units issued and outstanding as of December 31, 2006 and 2005, respectively	365,315	870,955
General partners	0	0

Total partners’ capital	17,740,940	18,172,465

Total liabilities and partners’ capital	$18,071,840	$18,615,418

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$1,049,727	$5,300,846	$2,162,669

EXPENSES:
General and administrative	261,468	206,936	214,621

INTEREST AND OTHER INCOME	15,461	217,285	115

NET INCOME	$803,720	$5,311,195	$1,948,163

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$1,303,927	$2,256,111	$2,489,975

TAX PREFERRED	$(500,207)	$3,055,084	$(541,812)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.43	$0.76	$ 0.85

TAX PREFERRED	$(0.90)	$5.25	$(0.86)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,003,500	2,979,638	2,927,800

TAX PREFERRED	557,619	581,481	633,319

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2003	2,934,050	$25,536,652	627,069	$2,354,951	$0	$27,891,603

Cash preferred conversion elections	(35,000)	(305,626)	35,000	305,626	0	0
Tax preferred conversion elections	40,000	125,888	(40,000)	(125,888)	0	0
Net income (loss)	0	2,489,975	0	(541,812)	0	1,948,163
Distributions of operating cash flow ($0.66 per weighted-average Cash Preferred Unit)	0	(1,939,433)	0	0	0	(1,939,433)

BALANCE, DECEMBER 31, 2004	2,939,050	25,907,456	622,069	1,992,877	0	27,900,333

Tax preferred conversion elections	60,950	274,586	(60,950)	(274,586)	0	0
Net income	0	2,256,111	0	3,055,084	0	5,311,195
Distributions of operating cash flow ($0.57 per weighted-average Cash Preferred Unit)	0	(1,689,063)	0	0	0	(1,689,063)
Distributions of net sale proceeds ($3.17 and $6.71 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(9,447,580)	0	(3,902,420)	0	(13,350,000)

BALANCE, DECEMBER 31, 2005	3,000,000	17,301,510	561,119	870,955	0	18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income (loss)	0	1,303,927	0	(500,207)	0	803,720
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,235,245)	0	0	0	(1,235,245)

BALANCE, DECEMBER 31, 2006	3,003,500	$17,375,625	557,619	$365,315	$0	$17,740,940

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$803,720	$5,311,195	$1,948,163
Operating distributions received from joint ventures	1,605,016	1,996,720	2,618,788
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,049,727)	(5,300,846)	(2,162,669)
Operating changes in assets and liabilities:
(Increase) decrease in other assets	(1,198)	0	1,377
Decrease (increase) in due from affiliate	0	1,010	(1,010)
(Decrease) increase in accounts payable and accrued expenses	(5,349)	(13,942)	20,184
(Decrease) increase in due to affiliates	(1,754)	4,292	710

Net cash provided by operating activities	1,350,708	1,998,429	2,425,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(239,246)	(148,333)	(50,000)
Net sale proceeds received from joint ventures	0	11,704,352	1,653,361

Net cash (used in) provided by investing activities	(239,246)	11,556,019	1,603,361

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	(1,340,195)	(1,716,159)	(2,158,737)
Net sale proceeds distributions paid to limited partners	0	(13,350,000)	0

Net cash used in financing activities	(1,340,195)	(15,066,159)	(2,158,737)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(228,733)	(1,511,711)	1,870,167

CASH AND CASH EQUIVALENTS, beginning of year	373,378	1,885,089	14,922

CASH AND CASH EQUIVALENTS, end of year	$144,645	$373,378	$1,885,089

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$308,811	$413,761	$440,857

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	1. 111 Southchase Boulevard A two-story manufacturing and office building located in Fountain Inn, South Carolina

2. 20/20 Building A three-story office building located in Leawood, Kansas

3. Johnson Matthey Building(2) A one-story office building and warehouse located in Wayne, Pennsylvania

4. Gartner Building(3) A two-story office building located in Ft. Myers, Florida

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P. (1)	4. Siemens Building A three-story office building located in Troy, Michigan

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

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Distribution of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

•

In the event that the particular property sold sells for a price that is less than the original property purchase price, to the limited partners holding Cash Preferred Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2006 and 2005, due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed from Fund XII-REIT Associates for the fourth quarters of 2006 and 2005, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2006 and 2005 are summarized below:

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$2,138,666	17%	$2,065,969	17%
Fund XII-REIT Associates	15,369,318	45%	15,783,855	45%

	$17,507,984		$17,849,824

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$17,849,824	$25,918,247
Equity in income of Joint Ventures	1,049,727	5,300,846
Contributions to Joint Ventures	239,246	148,333
Distributions from Joint Ventures	(1,630,813)	(13,517,602)

Investment in Joint Ventures, end of year	$17,507,984	$17,849,824

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund XI-XII-REIT Associates	$12,587,744	$12,282,960	$73,440	$194,061	$12,514,304	$12,088,899
Fund XII-REIT Associates	35,442,071	36,434,644	1,278,567	1,349,700	34,163,504	35,084,944

	$48,029,815	$48,717,604	$1,352,007	$1,543,761	$46,677,808	$47,173,843

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund XI-XII-REIT Associates	$30,441	$22,722	$746,322	$(974,595)	$(904,938)	$(221,752)	$0	$4,685,505	$3,449,599	$(974,595)	$3,780,567	$3,227,847
Fund XII-REIT Associates	4,315,685	4,292,584	4,249,876	2,726,405	2,721,460	2,405,635	(22,850)	7,625,264	1,175,458	2,703,555	10,346,724	3,581,093

	$4,346,126	$4,315,306	$4,996,198	$1,751,810	$1,816,522	$2,183,883	$(22,850)	$12,310,769	$4,625,057	$1,728,960	$14,127,291	$6,808,940

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the 12 months ended December 31, 2004 of approximately $206,612 and $379,954 for Fund XI-XII-REIT Associates and Fund XII-REIT Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain of sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2006			2005			2004
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$0	$0	$0	$204,646	$4,480,859	$4,685,505	$1,030,989	$2,418,610	$3,449,599
Fund XII-REIT Associates	(22,850)	0	(22,850)	380,345	7,244,919	7,625,264	1,175,458	0	1,175,458

	$(22,850)	$0	$(22,850)	$584,991	$11,725,778	$12,310,769	$2,206,447	$2,418,610	$4,625,057

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $80,915, $107,541, and $141,321 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $63,916, $78,759, and $75,370 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2006 and 2005, due to affiliates balances represent administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership's financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income	$803,720	$5,311,195	$1,948,163
Increase (decrease) in net income resulting from:
Meals and entertainment	0	0	257
Bad debt recoveries for financial reporting purposes in excess of amounts for income tax purposes	0	(2,357)	(13,628)
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	56,631	25,497	245,886 (1)
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	99,539	45,323	(6,193)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	0	(256,881)	(51,957)
Other	11,594	386	(14,564)

Income tax basis net income	$971,484	$5,123,163	$2,107,964

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$17,740,940	$18,172,465	$27,900,333
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	435	435	435
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(15,985)	(15,985)	(13,628)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	1,840,930	1,784,299	1,758,802
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(307,956)	(407,495)	(452,818)
Partnership’s distributions payable	308,811	413,761	440,857
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(308,838)	(308,838)	(51,957)
Other	(2,583)	(14,178)	(14,564)

Income tax basis partners’ capital	$23,707,154	$24,075,864	$34,018,860

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$258,824	$249,701	$255,771	$285,431
Interest and other income	$6,376	$2,526	$3,092	$3,467
Net income	$171,041	$193,578	$197,353	$241,748
Net income (loss) allocated to limited partners:
Cash preferred	$296,154	$318,630	$322,405	$366,738
Tax preferred	$(125,113)	$(125,052)	$(125,052)	$(124,990)
Net income (loss) per weighted-average cash preferred limited partner unit outstanding:
Cash preferred	$ 0.10	$ 0.11	$ 0.11	$ 0.11
Tax preferred	$(0.22)	$(0.22)	$(0.22)	$(0.24)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash preferred	$ 0.10	$ 0.11	$ 0.10	$ 0.10
Tax preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Tax preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$445,874	$4,323,399	$260,272	$271,301
Interest and other income	$7,409	$17,637	$87,866	$104,373
Net income	$391,706	$4,279,332	$315,007	$325,150
Net income (loss) allocated to limited partners:
Cash preferred	$541,972	$829,363	$437,547	$447,229
Tax preferred	$(150,266)	$3,449,969	$(122,540)	$(122,079)
Net income (loss) per weighted-average cash preferred limited partner unit outstanding:
Cash preferred	$ 0.18	$ 0.28	$ 0.15	$ 0.15
Tax preferred(a)	$(0.24)	$ 5.90	$(0.22)	$(0.22)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash preferred(b)	$ 0.18	$ 0.12	$ 0.12	$ 0.14
Tax preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash preferred(b)	$ 0.00	$ 0.09	$ 0.00	$ 3.06
Tax preferred(b)	$ 0.00	$ 1.96	$ 0.00	$ 4.86

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2006, 2005, and 2004, respectively are comprised of the following items:

	2006	2005	2004
Taxes and licensing fees	$134,051	$48,402	$68,524
Salary reimbursements	63,916	78,759	75,370
Printing expenses	24,907	25,832	18,023
Independent accounting fees	17,369	22,769	28,707
Legal fees	13,688	22,513	10,865
Postage and delivery expenses	4,120	3,747	8,877
Other professional fees	1,187	3,199	382
Computer costs	1,073	1,405	1,968
Filing and registration fees	598	30	995
Life insurance	559	280	559
Bank service charges	0	0	351

Total general and administrative costs	$261,468	$206,936	$214,621

9.	SUBSEQUENT EVENT

On March 6, 2007, Fund XI-XII-REIT Associates entered into a purchase and sale agreement to sell 111 Southchase Boulevard to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 5, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheet of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheet of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$2,110,417	$2,110,417
Building and improvements, less accumulated depreciation of $3,432,913 and $3,127,646 at December 31, 2006 and 2005, respectively	9,794,875	10,073,164
Construction in progress	43,726	0

Total real estate assets	11,949,018	12,183,581

Cash and cash equivalents	112,490	87,150
Tenant receivables, net	30,441	0
Deferred leasing costs, less accumulated depreciation of $2,142 and $0 at December 31, 2006 and 2005, respectively	490,082	0
Other assets	5,713	12,229

Total assets	$12,587,744	$12,282,960

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$61,993	$191,471
Accrued deferred leasing costs	11,040	0
Due to affiliates	407	2,590

Total liabilities	73,440	194,061

Partners’ capital:
Wells Real Estate Fund XI, L.P.	3,272,186	3,160,951
Wells Real Estate Fund XII, L.P.	2,138,666	2,065,968
Wells Operating Partnership, L.P.	7,103,452	6,861,980

Total partners’ capital	12,514,304	12,088,899

Total liabilities and partners’ capital	$12,587,744	$12,282,960

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$30,441	$0	$293,201
Lease termination income	0	0	450,200
Reimbursement income	0	0	201
Interest and other income	0	22,722	2,720

Total revenues	30,441	22,722	746,322

EXPENSES:
Property operating costs	535,229	515,386	408,662
Management and leasing fees	16,950	13,241	48,712
Depreciation	305,267	304,722	416,764
Amortization	2,142	0	0
General and administrative	145,448	94,311	93,936

Total expenses	1,005,036	927,660	968,074

LOSS FROM CONTINUING OPERATIONS	(974,595)	(904,938)	(221,752)

DISCONTINUED OPERATIONS:
Operating income	0	204,646	1,030,989
Gain on dispositions	0	4,480,859	2,418,610

Income from discontinued operations	0	4,685,505	3,449,599

NET INCOME (LOSS)	$(974,595)	$3,780,567	$3,227,847

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$7,245,379	$4,735,342	$15,728,600	$27,709,321

Net income	844,017	551,607	1,832,223	3,227,847
Partnership distributions	(2,902,427)	(1,896,875)	(6,300,681)	(11,099,977)

Balance, December 31, 2004	5,186,975	3,390,074	11,260,142	19,837,191

Net income	988,543	646,061	2,145,963	3,780,567
Partnership contributions	226,964	148,332	492,704	868,000
Partnership distributions	(3,241,531)	(2,118,499)	(7,036,829)	(12,396,859)

Balance, December 31, 2005	3,160,951	2,065,968	6,861,980	12,088,899

Net income	(254,837)	(166,548)	(553,210)	(974,595)
Partnership contributions	366,072	239,246	794,682	1,400,000

Balance, December 31, 2006	$3,272,186	$2,138,666	$7,103,452	$12,514,304

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(974,595)	$3,780,567	$3,227,847
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	0	(4,480,859)	(2,418,610)
Depreciation	305,267	340,970	832,061
Amortization	2,142	5,478	5,015
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(30,441)	(474)	143,071
Decrease (increase) in other assets	6,516	(1,311)	(10,919)
(Decrease) increase in accounts payable and accrued expenses	(129,478)	(482,945)	547,664
Decrease in due to affiliates	(2,183)	(953)	(13,823)
Decrease in deferred income	0	0	(230,776)

Net cash (used in) provided by operating activities	(822,772)	(839,527)	2,081,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	12,396,859	9,675,000
Investment in real estate assets	(70,704)	(16,437)	(481,469)
Investment in deferred leasing costs	(481,184)	0	(161,342)

Net cash (used in) provided by investing activities	(551,888)	12,380,422	9,032,189

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	1,400,000	868,000	0
Net sale proceeds distributions to joint venture partners	0	(12,396,859)	(9,675,000)
Operating distributions to joint venture partners in excess of accumulated earnings	0	0	(2,005,517)

Net cash provided by (used in) financing activities	1,400,000	(11,528,859)	(11,680,517)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,340	12,036	(566,798)

CASH AND CASH EQUIVALENTS, beginning of year	87,150	75,114	641,912

CASH AND CASH EQUIVALENTS, end of year	$112,490	$87,150	$75,114

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued deferred leasing costs	$11,040	$0	$0

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

On May 1, 1999, Wells Real Estate Fund XI, L.P. (“Fund XI”), Wells Real Estate Fund XII, L.P. (“Fund XII”), and Wells Operating Partnership, L.P. (“Wells OP”) entered into a Georgia general partnership known as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”). The general partners of Fund XI and Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

On May 18, 1999, the Joint Venture purchased a two-story manufacturing and office building containing approximately 168,000-square feet, known as 111 Southchase Boulevard, located in Fountain Inn, South Carolina. On July 2, 1999, the Joint Venture purchased a three-story office building containing approximately 70,000-square feet, known as the 20/20 Building, located in Leawood, Kansas. On August 17, 1999, the Joint Venture purchased an office and warehouse building containing approximately 130,000 square feet, known as the Johnson Matthey Building, located in Wayne, Pennsylvania. On September 20, 1999, the Joint Venture purchased a two-story office building containing approximately 62,000 square feet, known as the Gartner Building, located in Fort Myers, Florida.

On October 5, 2004, the Joint Venture sold the Johnson Matthey Building to the sole tenant, Johnson Matthey, Inc., for a gross selling price of $10,000,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,419,000 and received net sale proceeds of $9,675,000.

On April 13, 2005, the Joint Venture sold the Gartner Building to an unrelated third party for a gross selling price of approximately $12,520,000. As a result of the sale, the Joint Venture recognized a gain of approximately $4,481,000 and received net sale proceeds of approximately $12,397,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Tenant Receivables, net

Tenant receivables, net are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $5,956 and $0 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately six years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

As of December 31, 2006 and December 31, 2005, other assets is comprised of the following:

	2006	2005
Prepaid expenses	$5,713	$6,519
Due from Fund IV and Fund V Associates	0	5,710

Total	$5,713	$12,229

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund XI, Fund XII, and Wells OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XI, Fund XII, and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund XI, Fund XII, and Wells OP are all parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services– Industrial and Commercial properties leased on a net basis for ten years or more
Fund XI	2.5% of gross revenues collected monthly

Initial lease up fee based for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly

Fund XII	2.5% of gross revenues collected monthly

Initial lease up fee based for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly

Wells OP	Lesser of 4.5% of gross revenues generally paid over the life of the lease or .6% of Net Asset Value calculated annually	Not applicable	Not applicable

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management and its affiliates of $0, $14,881, and $104,267, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $37,891, $49,811, and $54,181, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As of December 31, 2006 and 2005, due to affiliates balances reflect administrative reimbursements due to Wells Management and/or WREAS.

Assignment of Related-Party Agreements

Wells Capital (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements with Wells OP to Wells Advisory Services I, LLC (“WASI”). WASI assigned its rights to receive certain fees and reimbursements to Wells Real Estate Advisory Services, Inc. (“WREAS”), a wholly owned subsidiary of WASI. Accordingly, the Joint Venture began paying property management fees and administrative reimbursements to WREAS.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the Johnson Matthey Building, which was sold on October 5, 2004, and the Gartner Building, which was sold on April 13, 2005 as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2006	2005	2004
Rental income	$0	$266,360	$1,533,189
Reimbursement income	5,956	7,232	59,956
Interest and other income	0	187	300

Total revenues	5,956	273,779	1,593,445

Property operating costs	0	6,318	29,495
Management and leasing fees	0	14,036	68,846
Depreciation	0	36,247	415,297
Amortization	0	5,478	5,015
Bad debt expense	5,956	0	0
General and administrative	0	7,054	43,803

Total expenses	5,956	69,133	562,456

Operating income	0	204,646	1,030,989
Gain on dispositions	0	4,480,859	2,418,610

Income from discontinued operations	$0	$4,685,505	$3,449,599

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 follows:

Year ended December 31:
2007	$900,037
2008	1,642,989
2009	1,673,152
2010	1,703,725
2011	1,734,722
Thereafter	859,766

$8,514,391

Both active properties were vacant throughout the year ended December 31, 2006. Three tenants will generate approximately 43%, 40%, and 17% of future minimum rental income.

6.	SUBSEQUENT EVENT

On March 6, 2007, the Joint Venture entered into a purchase and sale agreement to sell 111 Southchase Boulevard to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 5, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Joint Venture believes the closing of this transaction is likely to occur during the second quarter of 2007.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2006				Accumulated Depreciation(c)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
111 SOUTHCHASE BOULEVARD(a)	None	$330,000	$4,791,827	$272,138	$343,750	$5,006,489	$43,726	$5,393,965	$1,327,188	1998	05/18/99

THE 20/20 BUILDING(b)	None	1,696,000	7,850,210	441,756	1,766,667	8,221,299	0	9,987,966	2,105,725	1998	07/02/99

Total		$2,026,000	$12,642,037	$713,894	$2,110,417	$13,227,788	$43,726	$15,381,931	$3,432,913

(a)	111 Southchase Boulevard is a two-story manufacturing and office building located in Fountain Inn, South Carolina.

(b)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$32,382,248	$4,880,004

Additions	481,469	832,061
Dispositions	(8,392,077)	(1,285,373)

BALANCE AT DECEMBER 31, 2004	24,471,640	4,426,692

Additions	16,437	340,970
Dispositions	(9,176,850)	(1,640,016)

BALANCE AT DECEMBER 31, 2005	15,311,227	3,127,646

Additions	70,704	305,267

BALANCE AT DECEMBER 31, 2006	$15,381,931	$3,432,913

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheet of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheet of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$6,712,073	$6,712,073
Building and improvements, less accumulated depreciation of $7,746,616 and $6,749,694 at December 31, 2006 and 2005, respectively	26,738,602	27,639,861
Construction in Progress	0	36,963

Total real estate assets	33,450,675	34,388,897

Cash and cash equivalents	1,106,775	1,022,119
Tenants receivables	753,497	698,659
Other assets	131,124	324,969

Total assets	$35,442,071	$36,434,644

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and refundable security deposits	$67,284	$52,030
Due to affiliates	8,687	12,063
Deferred income	273,429	413,782
Partnership distributions payable	929,167	871,825

Total liabilities	1,278,567	1,349,700

Partners’ capital:
Wells Real Estate Fund XII, L.P.	15,369,318	15,783,855
Wells Operating Partnership, L.P.	18,794,186	19,301,089

Total partners’ capital	34,163,504	35,084,944

Total liabilities and partners’ capital	$35,442,071	$36,434,644

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$3,974,121	$3,976,273	$3,976,273
Tenant reimbursements	303,896	278,173	271,676
Interest and other income	37,668	38,138	1,927

Total revenues	4,315,685	4,292,584	4,249,876

EXPENSES:
Property operating costs	313,184	307,732	313,772
Management and leasing fees	179,851	202,377	182,580
Depreciation	996,922	980,081	1,239,747
General and administrative	99,323	80,934	108,142

Total expenses	1,589,280	1,571,124	1,844,241

NET INCOME FROM CONTINUING OPERATIONS	2,726,405	2,721,460	2,405,635

DISCONTINUED OPERATIONS:
Operating income (loss)	(22,850)	380,345	1,175,458
Gain on disposition	0	7,244,919	0

Income (loss) from discontinued operations	(22,850)	7,625,264	1,175,458

NET INCOME	$2,703,555	$10,346,724	$3,581,093

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund XII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$23,159,162	$28,319,725	$51,478,887

Net income	1,611,062	1,970,031	3,581,093
Partnership distributions	(2,242,051)	(2,741,613)	(4,983,664)

Balance, December 31, 2004	22,528,173	27,548,143	50,076,316

Net income	4,654,784	5,691,940	10,346,724
Partnership distributions	(11,399,102)	(13,938,994)	(25,338,096)

Balance, December 31, 2005	15,783,855	19,301,089	35,084,944

Net income	1,216,276	1,487,279	2,703,555
Partnership distributions	(1,630,813)	(1,994,182)	(3,624,995)

Balance, December 31, 2006	$15,369,318	$18,794,186	$34,163,504

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,703,555	$10,346,724	$3,581,093
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	(7,244,919)	0
Depreciation	996,922	1,030,269	1,677,606
Changes in assets and liabilities:
Increase in tenant receivables, net	(54,838)	(10,083)	(116,146)
Decrease (increase) in other assets	193,845	(214,562)	(105,607)
Increase (decrease) in accounts payable and accrued expenses	15,254	(135,098)	(12,228)
(Decrease) increase in due to affiliates	(3,376)	1,440	6,402
(Decrease) increase in deferred income	(140,353)	149,517	147,015

Net cash provided by operating activities	3,711,009	3,923,288	5,178,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	21,307,577	0
Investment in real estate	(58,700)	(48,347)	(156,689)

Net cash (used in) provided by investing activities	(58,700)	21,259,230	(156,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	(21,307,577)	0
Operating distributions to joint venture partners in excess of accumulated earnings	(3,567,653)	(4,438,338)	(4,948,131)

Net cash used in financing activities	(3,567,653)	(25,745,915)	(4,948,131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,656	(563,397)	73,315

CASH AND CASH EQUIVALENTS, beginning of year	1,022,119	1,585,516	1,512,201

CASH AND CASH EQUIVALENTS, end of year	$1,106,775	$1,022,119	$1,585,516

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$929,167	$871,825	$1,279,644

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

On April 10, 2000, Wells Real Estate Fund XII, L.P. (“Fund XII”) and Wells Operating Partnership, L.P. (“Wells OP”) entered into a Georgia general partnership to form Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed, or having operating histories. On May 10, 2000, the Joint Venture purchased an approximately 77,000 square foot, three-story office building, the Siemens Building, located in Troy, Michigan. On December 28, 2000, the Joint Venture purchased a 50,000 square foot one-story office building and a 78,500 square foot two-story office building, collectively, the AT&T Oklahoma Building, located in Oklahoma City, Oklahoma. On May 15, 2001, the Joint Venture purchased an approximately 201,000 square foot three-story office building, the Comdata Building, located in Brentwood, Tennessee.

On April 13, 2005, the Joint Venture sold the AT&T Oklahoma Building to an unrelated third party for a gross selling price of $21,430,000. As a result of the sale, the Joint Venture recognized a gain of approximately $7,245,000 and received net sale proceeds of approximately $21,308,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Other Assets

Other assets is comprised of the following items as of December 31, 2006 and 2005, respectively:

	2006	2005
Prepaid property taxes	$123,407	$115,193
Interest receivable	3,216	0
Prepaid insurance	3,213	4,889
Other	1,288	0
Due from Wells Fund XIII-REIT Joint Venture	0	204,887

Total	$131,124	$324,969

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund XII and Wells OP held ownership interests in the Joint Venture of approximately 45% and 55%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund XII and Wells OP are both parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services– Industrial and Commercial properties leased on a net basis for ten years or more
Fund XII	2.5% of gross revenues collected monthly

Initial lease up fee based for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly

Wells OP	Lesser of 4.5% of gross revenues generally paid over the life of the lease or .6% of Net Asset Value calculated annually	Not applicable	Not applicable

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $179,851, $233,380, and $274,508, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $39,697, $49,627, and $58,609, respectively, to Wells Management and its affiliates for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Assignment of Related-Party Agreements

Wells Capital (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements with Wells OP to Wells Advisory Services I, LLC (“WASI”). WASI assigned its rights to receive certain fees and reimbursements to Wells Real Estate Advisory Services, Inc. (“WREAS”), a wholly owned subsidiary of WASI. Accordingly, the Joint Venture began paying property management fees and administrative reimbursements to WREAS.

Due to Affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates balances reflect amounts due to WREAS, Wells Management, and/or Wells Capital for the following items:

	2006	2005
Property management fees	$5,640	$9,220
Administrative reimbursements	3,047	2,843

	$8,687	$12,063

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of the AT&T Oklahoma Building, which was sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2006	2005	2004
Rental income	$0	$450,817	$1,711,502
Tenant reimbursements	0	115,487	380,598
Interest and other income	0	0	0

Total revenues	0	566,304	2,092,100

Property operating costs	22,850	89,213	330,246
Management and leasing fees	0	35,753	106,929
Depreciation	0	50,188	437,859
General and administrative	0	10,805	41,610

Total expenses	22,850	185,959	916,642

Operating income (loss)	(22,850)	380,345	1,175,458
Gain on disposition	0	7,244,919	0

Income (loss) from discontinued operations	$(22,850)	$7,625,264	$1,175,458

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 follows:

Year ended December 31:
2007	$4,034,676
2008	4,082,031
2009	4,114,394
2010	3,586,060
2011	2,518,605
Thereafter	11,373,701

$29,709,467

Two tenants generated approximately 62% and 38% of rental income for the year ended December 31, 2006, and two tenants will generate approximately 81% and 19% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
SIEMENS BUILDING(a)	None	$2,143,588	$12,151,402	$593,110	$2,232,905	$12,655,195	$0	$14,888,100	$3,706,243	2000	05/10/00
COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,307,172	4,479,168	21,830,023	0	26,309,191	4,040,373	1986	5/15/01

Total		$6,443,588	$32,853,421	$1,900,282	$6,712,073	$34,485,218	$0	$41,197,291	$7,746,616

(a)	The Siemens Building is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$56,906,687	$6,230,071

Additions	156,689	1,677,606

BALANCE AT DECEMBER 31, 2004	57,063,376	7,907,677

Additions	48,347	1,030,269
Dispositions	(15,973,132)	(2,188,252)

BALANCE AT DECEMBER 31, 2005	41,138,591	6,749,694

Additions	58,700	996,922

BALANCE AT DECEMBER 31, 2006	$41,197,291	$7,746,616

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*3(b)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(c)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10(d)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(e)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(f)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(g)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

Exhibit Number	Description of Document

*10(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 333-66657)

*10(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(t)	Purchase and Sale Agreement for the sale of the Johnson Matthey Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10(u)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10(v)	Purchase and Sale Agreement for the Gartner Building, AT&T Oklahoma Building, AmeriCredit Building, and John Wiley Building (Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10(w)	Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(tt) to the Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10(x)	Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building (Exhibit 10(uu) to the Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10(y)	Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(vv) to the Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund XII, L.P. filed on September 27, 2006, Commission File No. 0-30287)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002