Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND XII LP
filed 2007-05-11
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2007	December 31, 2006
Investment in joint ventures	$17,504,124	$17,507,984
Cash and cash equivalents	122,932	144,645
Due from joint ventures	416,876	418,013
Other assets	709	1,198

Total assets	$18,044,641	$18,071,840

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$13,751	$16,416
Due to affiliates	16,694	5,673
Partnership distributions payable	283,077	308,811

Total liabilities	313,522	330,900

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,003,500 units issued and outstanding	17,493,646	17,375,625
Tax Preferred – 557,619 units issued and outstanding	237,473	365,315
General partners	0	0

Total partners’ capital	17,731,119	17,740,940

Total liabilities and partners’ capital	$18,044,641	$18,071,840

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$327,571	$258,824

EXPENSES:
General and administrative	56,614	94,159

INTEREST AND OTHER INCOME	2,299	6,376

NET INCOME	$273,256	$171,041

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$401,098	$296,154

TAX PREFERRED	$(127,842)	$(125,113)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.13	$ 0.10

TAX PREFERRED	$(0.23)	$(0.22)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,003,500	3,003,500

TAX PREFERRED	557,619	557,619

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,000,000	$17,301,510	561,119	$870,955	$0	$18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income (loss)	0	1,303,927	0	(500,207)	0	803,720
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,235,245)	0	0	0	(1,235,245)

BALANCE, December 31, 2006	3,003,500	17,375,625	557,619	365,315	0	17,740,940

Net income (loss)	0	401,098	0	(127,842)	0	273,256
Distributions of operating cash flow ($0.09 per weighted-average Cash Preferred Unit)	0	(283,077)	0	0	0	(283,077)

BALANCE, March 31, 2007	3,003,500	$17,493,646	557,619	$237,473	$0	$17,731,119

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$273,256	$171,041
Operating distributions received from joint ventures	418,013	392,215
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(327,571)	(258,824)
Changes in assets and liabilities:
Decrease (increase) in other assets	489	(1,262)
(Decrease) increase in accounts payable and accrued expenses	(2,665)	49,550
Increase (decrease) in due to affiliates	11,021	(1,334)

Net cash provided by operating activities	372,543	351,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(85,445)	(17,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(308,811)	(413,761)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,713)	(79,464)

CASH AND CASH EQUIVALENTS, beginning of period	144,645	373,378

CASH AND CASH EQUIVALENTS, end of period	$122,932	$293,914

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$283,077	$308,811

See accompanying notes.

.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Wells Operating Partnership, L.P. (“Wells OP”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

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

3. Gartner Building(1)

A two-story office building located in Ft. Myers, Florida

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.

4. Siemens Building

A three-story office building located in Troy, Michigan

5. AT&T Oklahoma Building(1)

A one-story office building and a two-story office building located in Oklahoma City, Oklahoma

6. Comdata Building

A three-story office building located in Brentwood, Tennessee

(1)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Assets

Other assets is comprised of interest income receivable as of March 31, 2007 and December 31, 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months ended March 31, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XI-XII-REIT Associates	$403,648	$0	$132,931	$(267,162)	$388	$0	$133,319	$(267,162)
Fund XII-REIT Associates	1,083,073	1,070,434	676,668	676,309	820	493	677,488	676,802

	$1,486,721	$1,070,434	$809,599	$409,147	$1,208	$493	$810,807	$409,640

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$388	$0	$388	$0	$0	$0
Fund XII-REIT Associates	820	0	820	493	0	493

	$1,208	$0	$1,208	$493	$0	$493

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) the gross revenues collected monthly, 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $25,652 and $20,479 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $20,775 and $16,804 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations.

These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in four properties. During the fourth quarter 2006, Fund XI-XII-REIT Associates entered into a lease at 111 Southchase Boulevard with Caterpillar, Inc., which expires in December 2011, increasing the occupancy to 100%. On May 4, 2007, Fund XI-XII-REIT Associates amended and reinstated an agreement to sell 111 Southchase Boulevard to an unrelated third party for a gross sales price of $7,625,000, excluding closing costs (the “Agreement”). Pursuant to the Agreement, the inspection period has expired, and a buyer-funded deposit of $1,000,000 has become non-refundable. The Partnership expects this transaction to close in the second quarter of 2007; however, there are no assurances regarding when or if this sale will be completed.

Also during the fourth quarter 2006, Fund XI-XII-REIT Associates entered into two leases at the 20/20 Building with Blue Cross and Blue Shield of Kansas City, Missouri and The EPOCH Group, L.C. commencing February 2007 and June 2007, respectively, both of which expire in October 2012. This increases the 20/20 Building’s occupancy to 77%. Our focus at this time involves leasing the remaining vacancy at the 20/20 Building and maximizing the operating performance of our assets in order to deliver what we believe will be the best overall performance for our limited partners.

Operating distributions payable to the Cash Preferred limited partners for the first quarter of 2007 declined slightly compared to the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level in the near-term, given the remaining re-leasing costs and rental abatement periods associated with recent leases at the 20/20 Building and 111 Southchase Boulevard and the anticipated capital improvements for the 20/20 Building.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, is 100% leased through December 2011. This property is currently under contract to sell.

•	The 20/20 Building, located in Leawood, Kansas, is now approximately 77% leased through October 2012.

•	The Siemens Building, located in Troy, Michigan, is 100% leased through 2010.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

Short-Term Liquidity

During the three months ended March 31, 2007, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $373,000, which were used primarily to fund operating distributions to limited partners of approximately $309,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures to remain at similar levels in the near-term.

During the three months ended March 31, 2007, we also invested residual operating cash flows and cash on hand of approximately $85,000 in Fund XI-XII-REIT Associates to fund re-leasing costs incurred in connection with the new lease at 111 Southchase Boulevard. We anticipate funding our pro-rata share of the re-leasing costs for 111 Southchase Boulevard and the 20/20 Building resulting from recent leasing activities at both properties and the anticipated capital improvements for the 20/20 Building in the near-term.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $314,000 as of March 31, 2007. During 2007, our General Partners anticipate that we will fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

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

As of March 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds as of March 31, 2007
Property Sold				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,117,051	1,448

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,579,588	6,265

Total			$13,357,713	$0		$13,350,000	$7,713

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $258,824 for the three months ended March 31, 2006 to $327,571 for the three months ended March 31, 2007. The increase is primarily a result of the recent leasing activity at 111 Southchase Boulevard and the 20/20 Building. We anticipate equity in income of Joint Ventures to increase in the near-term as a result of the gain anticipated to be recognized on the sale of 111 Southchase Boulevard in the second quarter of 2007.

Expenses

Our total expenses decreased from $94,159 for the three months ended March 31, 2006 to $56,614 for the three months ended March 31, 2007. The decrease is attributable to (i) a decline in Tennessee partnership franchise and excise taxes, and (ii) printing costs and legal fees. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. We anticipate increases in administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income decreased from $6,376 for the three months ended March 31, 2006 to $2,299 for the three months ended March 31, 2007. The decrease is primarily a result of a decrease in the average amount of operating cash held during 2007. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro-rata share of re-leasing costs and capital expenditures.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership as of March 31, 2007.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XII, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI for the period ended March 31, 2007, Commission File No. 0-25731)

*10.2	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI for the period ended March 31, 2007, Commission File No. 0-25731)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference