Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND XII LP
filed 2007-11-09
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
Investment in joint ventures	$16,464,276	$17,507,984
Cash and cash equivalents	1,481,991	144,645
Due from joint ventures	428,887	418,013
Other assets	6,353	1,198

Total assets	$18,381,507	$18,071,840

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$33,976	$16,416
Due to affiliates	11,267	5,673
Partnership distributions payable	283,485	308,811

Total liabilities	328,728	330,900

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred–3,013,500 units and 3,003,500 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	17,730,207	17,375,625
Tax Preferred –547,619 units and 557,619 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	322,572	365,315
General partners	0	0

Total partners’ capital	18,052,779	17,740,940

Total liabilities and partners’ capital	$18,381,507	$18,071,840

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$294,605	$255,771	$1,280,534	$764,296

EXPENSES:
General and administrative	54,919	61,510	147,724	214,319

INTEREST AND OTHER INCOME	18,932	3,092	28,834	11,994

NET INCOME	$258,618	$197,353	$1,161,644	$561,971

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$380,173	$322,405	$1,197,818	$937,188

TAX PREFERRED LIMITED PARTNERS	$(121,470)	$(125,052)	$(36,174)	$(375,217)

GENERAL PARTNERS	$(85)	$0	$0	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.13	$ 0.11	$ 0.40	$ 0.31

TAX PREFERRED	$(0.22)	$(0.22)	$(0.07)	$(0.67)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,013,500	3,003,500	3,008,167	3,003,500

TAX PREFERRED	547,619	557,619	552,952	557,619

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,000,000	$17,301,510	561,119	$870,955	$0	$18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income (loss)	0	1,303,927	0	(500,207)	0	803,720
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,235,245)	0	0	0	(1,235,245)

BALANCE, December 31, 2006	3,003,500	17,375,625	557,619	365,315	0	17,740,940

Tax preferred conversion elections	10,000	6,569	(10,000)	(6,569)	0	0
Net income	0	1,197,818	0	(36,174)	0	1,161,644
Distributions of operating cash flow ($0.28 per weighted-average Cash Preferred Unit)	0	(849,805)	0	0	0	(849,805)

BALANCE, September 30, 2007	3,013,500	$17,730,207	547,619	$322,572	$0	$18,052,779

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,161,644	$561,971
Operating distributions received from joint ventures	1,261,225	1,185,737
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,280,534)	(764,296)
Changes in assets and liabilities:
Increase in other assets	(5,155)	(1,112)
Increase in accounts payable and accrued expenses	17,560	4,917
Increase (decrease) in due to affiliates	5,594	(1,651)

Net cash provided by operating activities	1,160,334	985,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	1,236,704	0
Investment in joint ventures	(184,561)	(85,445)

Net cash provided by (used in) investing activities	1,052,143	(85,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(875,131)	(1,031,384)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,337,346	(131,263)

CASH AND CASH EQUIVALENTS, beginning of period	144,645	373,378

CASH AND CASH EQUIVALENTS, end of period	$1,481,991	$242,115

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$283,485	$308,811

See accompanying notes.

.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

On September 15, 1998, the Partnership was organized under the laws of the state of Georgia. On March 22, 1999, the Partnership commenced an offering of up to $70,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on June 1, 1999. The offering was terminated on March 21, 2001, at which time the Partnership had sold approximately 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units for total limited partner capital contributions of $35,611,192.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	1. 111 Southchase Boulevard(1) A two-story manufacturing and office building located in Fountain Inn, South Carolina 2. 20/20 Building A three-story office building located in Leawood, Kansas

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	3. Siemens Building A three-story office building located in Troy, Michigan 4. Comdata Building A three-story office building located in Brentwood, Tennessee

(1)	This property was sold in May 2007.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 23, 2007, Fund XI-XII-REIT Associates sold 111 Southchase Boulevard to an unrelated third party for a gross sale price of $7,625,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,237,000 and was allocated a gain of approximately $338,000.

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

Other Assets

As of September 30, 2007 and December 31, 2006, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XI-XII-REIT Associates	$217,773	$0	$(75,130)	$(164,701)	$(1,081)	$(143,280)	$(76,211)	$(307,981)
Fund XII-REIT Associates	1,084,065	1,083,120	683,801	685,521	0	0	683,801	685,521

	$1,301,838	$1,083,120	$608,671	$520,820	$(1,081)	$(143,280)	$607,590	$377,540

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XI-XII-REIT Associates	$673,005	$0	$(20,876)	$(456,605)	$2,145,291	$(390,960)	$2,124,415	$(847,565)
Fund XII-REIT Associates	3,245,243	3,238,631	2,038,598	2,043,693	820	(22,850)	2,039,418	2,020,843

	$3,918,248	$3,238,631	$2,017,722	$1,587,088	$2,146,111	$(413,810)	$4,163,833	$1,173,278

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund XI-XII-REIT Associates	$167,560	$1,977,731	$2,145,291	$(390,960)	$0	$(390,960)
Fund XII-REIT Associates	820	0	820	(22,850)	0	(22,850)

	$168,380	$1,977,731	$2,146,111	$(413,810)	$0	$(413,810)

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $907 and $24,470 for the three months ended September 30, 2007 and 2006, respectively, and $42,942 and $60,858 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $18,009 and $16,942 for the three months ended September 30, 2007 and 2006, respectively, and $60,202 and $49,567 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sales of the Gartner Building, the AT&T Oklahoma Building, and 111 Southchase Boulevard generated aggregate net sale proceeds to the Partnership of approximately $12,941,000, of which approximately $11,697,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $1,230,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter of 2007 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or increase in the near term as a result of absorbing the rental abatement periods associated with the recent leases at the 20/20 Building.

In November 2007, the General Partners distributed net sale proceeds from the sales of the Gartner Building, the AT&T Oklahoma Building, and 111 Southchase Boulevard of approximately $1,230,000 to limited partners. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs and portfolio costs. Later, as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and to minimize contingencies and our post-closing involvement with buyers.

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

Short-Term Liquidity

During the nine months ended September 30, 2007, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,160,000, which were used primarily to fund operating distributions of approximately $875,000 to Cash Preferred limited partners and investments of approximately $185,000 in Fund XI-XII-REIT Associates to fund re-leasing costs incurred in connection with the new lease at 111 Southchase Boulevard and absorb our pro-rata share of rental abatement periods associated with the recent leases at the 20/20 Building. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will remain at similar levels until the remaining re-leasing costs and rental abatement periods are absorbed and the anticipated capital improvements are funded at the 20/20 Building. During the nine months ended September 30, 2007, we received net sale proceeds of approximately $1,237,000 from the sale of 111 Southchase Boulevard.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $329,000 as of September 30, 2007. During the remainder of 2007, we anticipate that we will fund our proportionate share of capital expenditures noted above using future operating cash flows.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

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

As of September 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,117,051	1,448
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,579,588	6,265
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	0	1,236,704

Total			$14,594,417	$0		$13,350,000	$1,244,417

In November 2007, net sale proceeds of approximately $1,230,000 from the sales of the Gartner Building, the AT&T Oklahoma Building, and 111 Southchase Boulevard were distributed to the limited partners. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $14,000.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $294,605 and $255,771 for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to the recent leasing activity at the 20/20 Building and an increase in operating income as a result of the sale of 111 Southchase Boulevard in May 2007, which was vacant in the third quarter of 2006.

Equity in income of Joint Ventures was $1,280,534 and $764,296 for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to the gain recognized on the sale of 111 Southchase Boulevard in May 2007 and the leasing activity at 111 Southchase Boulevard, prior to the sale, and the 20/20 Building.

Absent leasing activity at the 20/20 Building or property sales, we anticipate equity in income of Joint Ventures to remain at similar levels.

Expenses

General and administrative expenses were $54,919 and $61,510 for the three months ended September 30, 2007 and 2006, respectively, and $147,724 and $214,319 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 decreases are primarily attributable to (i) a decline in Tennessee partnership franchise and excise taxes, (ii) a decrease in legal fees, partially offset by (iii) an increase in administrative expenses, printing costs, and accounting fees relating to compliance with additional reporting and regulatory requirements. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. We anticipate increases in administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $18,932 and $3,092 for the three months ended September 30, 2007 and 2006, respectively, and $28,834 and $11,994 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sale of 111 Southchase Boulevard in May 2007. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro-rata share of re-leasing costs and capital expenditures.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held by the Partnership as of September 30, 2007.

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

Subsequent Event

The sales of the Gartner Building, the AT&T Oklahoma Building, and 111 Southchase Boulevard generated aggregate net sale proceeds to the Partnership of approximately $12,941,000, of which approximately $11,697,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $1,230,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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