Form 10-K
period 2007-12-31
WELLS REAL ESTATE FUND XII LP
filed 2008-03-27
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                      Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

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

We are currently operating in the holding phase of our life cycle. Accordingly, management will focus resources on managing the Partnership’s existing portfolio, including identifying strategic sales of certain properties, and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2007, 2006, and 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through investments in our joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, as of December 31, 2007, WREF guaranteed certain unsecured debt of another WREF-sponsored product that is in the start-up phase of its operations. As of February 29, 2008, the amount of the debt guaranteed by WREF was equal to approximately $139.7 million. As of December 31,

2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of our general partners; Wells Capital, the corporate general partner of Wells Partners, our other general partner; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss.

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

Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

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

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights, and your rights are limited under our partnership agreement.

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

Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 4.5% of gross revenues in connection with the commercial properties in which we own interests. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high credit, quality financial institutions. At times, the balances in these accounts may exceed federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation, or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by Wells Timberland REIT, Inc., a WREF-sponsored product that is in the startup phases of its operations, equal to approximately $139.7 million as of February 29, 2008.

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

Federal Income Tax Risks

The Internal Revenue Service (“IRS”) may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in unit.

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

There were no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont REIT serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2007	2006	2005	2004	2003
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	1. 111 Southchase Boulevard(1) A two-story manufacturing and office building located in Fountain Inn, South Carolina	—	100%	0%	0%	0%
			2. 20/20 Building A three-story office building located in Leawood, Kansas	77%	77%	0%	0%	100%

			3. Johnson Matthey Building(2) A one-story office building and warehouse located in Wayne, Pennsylvania	—	—	—	—	100%

			4. Gartner Building(3) A two-story office building located in Ft. Myers, Florida	—	—	—	100%	100%

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	45.0% 55.0%	5. Siemens Building A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
			6. AT&T Oklahoma Building(3) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma	—	—	—	100%	100%

			7. Comdata Building A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)	This property was sold in May 2007.

(2)	This property was sold in October 2004.

(3)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2007, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent in Year of Expiration
2010(2)	1	77,054	$1,601,182	$720,372	23.2%	30.7%
2012(3)	2	54,301	1,031,719	176,321	16.3	19.8
2016(4)	1	201,237	2,578,572	1,160,099	60.5	49.5

	4	332,592	$5,211,473	$2,056,792	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Siemens Building: Siemens Automotive Corporation lease (approximately 77,000 square feet).

(3)	20/20 Building: Blue Cross and Blue Shield of Kansas City lease (approximately 15,000 square feet) and The EPOCH Group, L.C. lease (approximately 39,000 square feet).

(4)	Comdata Building: Comdata Network, Inc. lease (approximately 201,000 square feet).

Property Descriptions

The properties in which the Partnership owns an interest through the Joint Ventures during the periods presented are further described below:

111 Southchase Boulevard

The 111 Southchase Boulevard property is a two-story manufacturing and office building containing approximately 168,000 rentable square feet located in Fountain Inn, South Carolina. The building is comprised of approximately 135,000 square feet of warehouse space and approximately 33,000 square feet of office space. The entire rentable area of the 111 Southchase Boulevard property was leased to Caterpillar, Inc. (“Caterpillar”), which commenced in January 2007 and was set to expire in December 2011.

On May 23, 2007, Fund XI-XII-REIT Associates sold 111 Southchase Boulevard to an unrelated third party for a gross sale price of $7,625,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,237,000 and was allocated a gain of approximately $338,000.

20/20 Building

The 20/20 Building is a three-story office building including approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. The entire rentable area of the 20/20 Building was under a lease with Sprint Communications, Inc. (“Sprint”) for an initial term of 10 years, which commenced on May 19, 1997 and was set to expire on May 18, 2007. Sprint, the sole tenant of the 20/20 Building at that time, exercised an early lease termination and vacated the building in May 2004.

In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City (“Blue Cross and Blue Shield”) entered into a lease agreement for approximately 21% of the 20/20 Building that commenced in February 2007 and will expire in October 2012. Blue Cross and Blue Shield has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. Under the terms of the lease, following a five-month rental abatement period that was fully absorbed in 2007, annualized base rent is approximately $270,000 and is scheduled to increase by approximately 1.39% annually each November beginning in the twenty-second month of the lease. The annualized base rent in 2012 will be approximately $285,000.

In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. (“EPOCH”) entered into a lease agreement for approximately 56% of the 20/20 Building that commenced in June 2007 and will expire in October 2012. EPOCH has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. Under the terms of the lease, following a five-month rental abatement period that was fully absorbed in 2007, annualized base rent is approximately $707,000 and is scheduled to increase by approximately 1.39% annually each November beginning in the eighteenth month of the lease. The annualized base rent in 2012 will be approximately $747,000.

Johnson Matthey Building

The Johnson Matthey Building is an office and warehouse building including approximately 130,000 square feet located in Wayne, Pennsylvania. The entire rentable area of the Johnson Matthey Building was leased to Johnson Matthey, Inc., which commenced on July 1, 1998 and was set to expire on June 30, 2007. On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to the sole tenant Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale of the Johnson Matthey Building, the Partnership received net sale proceeds of approximately $1,653,000 and was allocated a gain of approximately $413,000.

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

Siemens Building

The Siemens Building is a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan. The entire Siemens Building is currently under a lease agreement with Siemens Automotive Corporation (“Siemens”), which expires on August 31, 2010. Siemens has the right to extend the lease for two additional five-year periods at 95% of the then-current fair market rental rates. As of December 31, 2007, the annualized base rent payable under the Siemens lease was approximately $1,536,000. The base rent increases annually each March until 2009, when the annualized base rent will be approximately $1,601,000.

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

Comdata Building

The Comdata Building is a three-story office building comprised of approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee. The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. (“Comdata”), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2007, the annual base rent was approximately $2,519,000 and continues through March 2012. Annual base rent increases in April 2012 to approximately $2,579,000 through the remainder of the lease term.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 29, 2008, 3,016,188 Cash Preferred Units and 544,931 Tax Preferred Units, held by a total of 1,249 and 100 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2007. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2007, to be approximately $6.06 per Cash Preferred Unit and $5.82 per Tax Preferred Unit, based upon market conditions existing in early December 2007. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.13 per Cash Preferred Unit and $8.88 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2006 and 2007 are summarized below:

Operating Distributions for Quarter Ended	Per Cash Preferred Unit
	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2006	$308,811	$0.10	$0.00
June 30, 2006	$308,812	$0.11	$0.00
September 30, 2006	$308,811	$0.10	$0.00
December 31, 2006	$308,811	$0.10	$0.00
March 31, 2007	$283,077	$0.09	$0.00
June 30, 2007	$283,241	$0.09	$0.00
September 30, 2007	$283,486	$0.09	$0.00
December 31, 2007	$353,999	$0.12	$0.00

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2007 and 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2007	2006	2005	2004	2003
Total assets	$17,134,209	$18,071,840	$18,615,418	$28,380,032	$28,569,712
Equity in income of Joint Ventures	$1,582,195	$1,049,727	$5,300,846	$2,162,669	$1,634,000
Net income	$1,425,731	$803,720	$5,311,195	$1,948,163	$1,450,772
Net income (loss) allocated to Limited Partners:
Cash Preferred	$1,140,618	$1,303,927	$2,256,111	$2,489,975	$2,563,592
Tax Preferred	$285,113	$(500,207)	$3,055,084	$(541,812)	$(1,112,820)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.38	$ 0.43	$0.76	$ 0.85	$ 0.89
Tax Preferred	$0.52	$(0.90)	$5.25	$(0.86)	$(1.63)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$0.40	$ 0.41	$0.57	$ 0.66	$ 0.87
Return of capital	$0.00	$ 0.00	$0.00	$ 0.00	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$0.00	$ 0.00	$0.00	$ 0.00	$ 0.00
Return of capital	$0.00	$ 0.00	$0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$0.19	$ 0.00	$3.17	$ 0.00	$ 0.00
Tax Preferred	$1.17	$ 0.00	$6.71	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in three properties following the sale of 111 Southchase Boulevard in the second quarter of 2007. The sale of 111 Southchase Boulevard was a direct result of leasing the previously vacant building to Caterpillar through 2011. Our focus at this time involves leasing the remaining vacancy at the 20/20 Building and maximizing the operating performance of our assets in order to deliver what we believe will be the best overall performance for our limited partners.

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter of 2007 increased as compared to the third quarter of 2007 due to increased cash flows as a result of absorbing rental abatement periods associated with the recent leases at the 20/20 Building through the third quarter of 2007. We anticipate that operating distributions will remain at a similar level in the near term.

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

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product, the U.S. economy’s growth rate declined from 2.9% in 2006 to 2.2% in 2007, primarily due to declines in private inventory investment and residential fixed investment and decelerations in exports, the majority of which occurred in the fourth quarter of 2007.

The market fundamentals underlying the U.S. office markets remained healthy through the end of 2007, as evidenced by a steady average vacancy rate of 12.5% for the fourth quarter. However, recent trends in declining employment growth rates and new office supply coming on line suggest that market fundamentals could begin to deteriorate in 2008. However, as measured by office vacancy rates, the magnitude of deterioration is anticipated to be modest and will vary across markets.

The year 2007 was a record year for portfolio and individual property sale transactions. Total transaction volume for the year approximated $211 billion, an increase of 55% over 2006. The 2007 results were primarily attributable to several large portfolio sales that closed during the first half of the year. Credit market disruptions that originated in the single-family housing sector spread to the commercial sector by midyear, and as a result, the pace of sale transactions declined significantly during the second half of the year.

The valuation of commercial office buildings may be impacted by a recent increase in capitalization rates, or the first year rate of return required by an investor. Following the disruptions in the credit markets, capitalization rates started rising in the second half of 2007 after five years of continuous decline. Looking ahead to 2008, capitalization rates may continue to increase, although the magnitude of such increases may be more modest for higher-quality properties. Ultimately, property valuations will be determined by a combination of capitalization rates and underlying property fundamentals. Capitalization rate movements will be significantly influenced by factors such as the amount of capital awaiting investment in real estate and the availability of debt financing. From a fundamentals standpoint, the office sector of the real estate market may struggle over the near-term with slowing rental rate growth and the potential for increases in vacancy rates, especially in markets with a large concentration of mortgage lending firms. However, a moderate supply of office space, the potential for inflation, and a large amount of equity capital in the marketplace should lend support for existing Class A property values.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Less diversified real estate funds, such as the Partnership, that own fewer properties, and those with current vacancies or near-term tenant rollover, may face a challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2007, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,559,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows primarily to fund operating distributions of approximately $1,159,000 to limited partners and invest approximately $346,000 in Fund XI-XII-REIT Associates to fund re-leasing costs incurred in connection with the new leases at 111 Southchase Boulevard and the 20/20 Building and absorb our pro rata share of rental abatement periods at the 20/20 Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures will remain at similar levels in the near term. During the year ended December 31, 2007, we received net sale proceeds of approximately $1,237,000 from the sale of 111 Southchase Boulevard and distributed net sale proceeds of approximately $1,230,000 to limited partners from the sales of the Gartner Building, the AT&T Oklahoma Building, and 111 Southchase Boulevard.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $401,000 as of December 31, 2007.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less, expenses related to the recurring operations of the properties and the portfolio and reserves for known or anticipated capital expenditures, to pay operating distributions to the limited partners.

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

As of December 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2007	Undistributed Net Sale Proceeds as of December 31, 2007
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Our General Partners distributed net sale proceeds of approximately $1.2 million in 2007. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $14,000.

Results of Operations

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $1,582,195 and $1,049,727 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily attributable to the gain recognized on the sale of 111 Southchase Boulevard in May 2007 and the leasing activity at the 20/20 Building and 111 Southchase Boulevard, prior to the sale.

We expect equity in income of Joint Ventures to decrease in future periods as a result of recognizing a nonrecurring gain on the sale of 111 Southchase Boulevard as well as a decrease in operating income due to the aforementioned sale.

General and Administrative Expenses

Total general and administrative expenses of the Partnership were $194,177 and $261,468 for the years ended December 31, 2007 and 2006, respectively. The 2007 decrease is primarily attributable to (i) a decline in Tennessee partnership franchise and excise taxes, (ii) a decrease in legal fees, partially offset by (iii) an increase in administrative expenses, printing costs, and accounting fees relating to compliance with additional reporting and regulatory requirements. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.

We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon changes in our reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $37,713 and $15,461 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sale of 111 Southchase Boulevard in May 2007. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $1,049,727 and $5,300,846 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease in equity in income of Joint Ventures is primarily attributable to the gain recognized on the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005 and a decline in operating income resulting from the sales of the Gartner Building and the AT&T Oklahoma Building in April 2005.

General and Administrative Expenses

Total general and administrative expenses of the Partnership were $261,468 and $206,936 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase is primarily a result of incurring additional Tennessee partnership franchise and excise taxes, partially offset by a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties in previous periods. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates.

Interest and Other Income

Interest and other income was $15,461 and $217,285 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of December 31, 2007.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Tax Preferred Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the recently enacted 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as the Partnership’s independent registered public accounting firm.

Ernst & Young LLP’s report on the financial statements of the Partnership for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2005, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the year ended December 31, 2005, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2007 and 2006.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 64, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as a real estate investment trust or intend to qualify as a real estate investment trust.

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any individual employees, officers, or directors of the General Partners. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the management of the Partnership. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership nor tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 29, 2008.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.508 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an Individual Retirement Account and 0.007 Cash Preferred Units through Wells Capital.

(c) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2007.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $56,429, $80,915, and $107,541 for the years ended December 31, 2007, 2006, and 2005, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2007, 2006, or 2005.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $79,905, $63,916, and $78,759 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal years ended December 31, 2007 and 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2007 and 2006, are set forth in the table below.

	Frazier & Deeter, LLC		Ernst & Young LLP
	2007	2006	2007	2006
Audit Fees	$24,687	$18,633	$0	$0
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	13,264	12,068
Other Fees	0	0	0	0

Total	$24,687	$18,633	$13,264	$12,068

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

During the fiscal years ended December 31, 2007 and 2006, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-44 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2008	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2008	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/     FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Real Estate Fund XII, L.P. (the “Partnership”) for the year in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Real Estate Fund XII, L.P. for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Investment in joint ventures	$16,496,531	$17,507,984
Cash and cash equivalents	205,220	144,645
Due from joint ventures	431,062	418,013
Other assets	1,396	1,198

Total Assets	$17,134,209	$18,071,840

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$40,628	$16,416
Due to affiliates	6,714	5,673
Partnership distributions payable	353,999	308,811

Total liabilities	401,341	330,900

Commitments and contingencies	—	—

Partners’ Capital:
Limited partners:
Cash preferred – 3,013,500 and 3,003,500 units issued and outstanding as of December 31, 2007 and 2006, respectively	16,732,868	17,375,625
Tax preferred – 547,619 and 557,619 units issued and outstanding as of December 31, 2007 and 2006, respectively	0	365,315
General partners	0	0

Total partners’ capital	16,732,868	17,740,940

Total liabilities and partners’ capital	$17,134,209	$18,071,840

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$1,582,195	$1,049,727	$5,300,846

GENERAL AND ADMINISTRATIVE	194,177	261,468	206,936

INTEREST AND OTHER INCOME	37,713	15,461	217,285

NET INCOME	$1,425,731	$803,720	$5,311,195

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$1,140,618	$1,303,927	$2,256,111

TAX PREFERRED	$285,113	$(500,207)	$3,055,084

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.38	$ 0.43	$0.76

TAX PREFERRED	$0.52	$(0.90)	$5.25

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,009,500	3,003,500	2,979,638

TAX PREFERRED	551,619	557,619	581,481

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	2,939,050	$25,907,456	622,069	$1,992,877	$0	$27,900,333

Tax preferred conversion elections	60,950	274,586	(60,950)	(274,586)	0	0
Net income	0	2,256,111	0	3,055,084	0	5,311,195
Distributions of operating cash flow ($0.57 per weighted-average Cash Preferred Unit)	0	(1,689,063)	0	0	0	(1,689,063)
Distributions of net sale proceeds ($3.17 and $6.71 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(9,447,580)	0	(3,902,420)	0	(13,350,000)

BALANCE, December 31, 2005	3,000,000	17,301,510	561,119	870,955	0	18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income (loss)	0	1,303,927	0	(500,207)	0	803,720
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,235,245)	0	0	0	(1,235,245)

BALANCE, December 31, 2006	3,003,500	17,375,625	557,619	365,315	0	17,740,940

Tax preferred conversion elections	10,000	6,569	(10,000)	(6,569)	0	0
Net income	0	1,140,618	0	285,113	0	1,425,731
Distributions of operating cash flow ($0.40 per weighted-average Cash Preferred Unit)	0	(1,203,803)	0	0	0	(1,203,803)
Distributions of net sale proceeds ($0.19 and $1.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(586,141)	0	(643,859)	0	(1,230,000)

BALANCE, December 31, 2007	3,013,500	$16,732,868	547,619	$0	$0	$16,732,868

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,425,731	$803,720	$5,311,195
Operating distributions received from joint ventures	1,690,114	1,605,016	1,996,720
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,582,195)	(1,049,727)	(5,300,846)
Operating changes in assets and liabilities:
Increase in other assets	(198)	(1,198)	0
Decrease in due from affiliates	0	0	1,010
Increase (decrease) in accounts payable and accrued expenses	24,212	(5,349)	(13,942)
Increase (decrease) in due to affiliates	1,041	(1,754)	4,292

Net cash provided by operating activities	1,558,705	1,350,708	1,998,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(346,217)	(239,246)	(148,333)
Net sale proceeds received from joint ventures	1,236,702	0	11,704,352

Net cash provided by (used in) investing activities	890,485	(239,246)	11,556,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	(1,158,615)	(1,340,195)	(1,716,159)
Net sale proceeds distributions paid to limited partners	(1,230,000)	0	(13,350,000)

Net cash used in financing activities	(2,388,615)	(1,340,195)	(15,066,159)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,575	(228,733)	(1,511,711)

CASH AND CASH EQUIVALENTS, beginning of year	144,645	373,378	1,885,089

CASH AND CASH EQUIVALENTS, end of year	$205,220	$144,645	$373,378

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$353,999	$308,811	$413,761

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2007 and 2006, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and all other aspects of SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, the Partnership does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and the related impact on its financial statements and accompanying notes.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2007 and 2006, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed from Fund XII-REIT Associates for the fourth quarters of 2007 and 2006, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2007 and 2006 are summarized below:

	2007		2006
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$1,603,079	17%	$2,138,666	17%
Fund XII-REIT Associates	14,893,452	45%	15,369,318	45%

	$16,496,531		$17,507,984

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006
Investment in Joint Ventures, beginning of year	$17,507,984	$17,849,824
Equity in income of Joint Ventures	1,582,195	1,049,727
Contributions to Joint Ventures	346,217	239,246
Distributions from Joint Ventures	(2,939,865)	(1,630,813)

Investment in Joint Ventures, end of year	$16,496,531	$17,507,984

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2007	2006	2007	2006	2007	2006
Fund XI-XII-REIT Associates	$9,811,027	$12,587,744	$430,829	$73,440	$9,380,198	$12,514,304
Fund XII-REIT Associates	34,270,495	35,442,071	1,164,753	1,278,567	33,105,742	34,163,504

	$44,081,522	$48,029,815	$1,595,582	$1,352,007	$42,485,940	$46,677,808

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund XI-XII-REIT Associates	$890,788	$30,441	$22,722	$(67,302)	$(637,267)	$(616,248)	$2,144,071	$(337,328)	$4,396,815	$2,076,769	$(974,595)	$3,780,567
Fund XII-REIT Associates	4,323,679	4,315,685	4,292,584	2,703,841	2,726,405	2,721,460	24,213	(22,850)	7,625,264	2,728,054	2,703,555	10,346,724

	$5,214,467	$4,346,126	$4,315,306	$2,636,539	$2,089,138	$2,105,212	$2,168,284	$(360,178)	$12,022,079	$4,804,823	$1,728,960	$14,127,291

The Partnership allocates its share of net income, net loss, and gain of sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2007			2006			2005
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund XI-XII-REIT Associates	$166,340	$1,977,731	$2,144,071	$(337,328)	$0	$(337,328)	$(84,044)	$4,480,859	$4,396,815
Fund XII-REIT Associates	24,213	0	24,213	(22,850)	0	(22,850)	380,345	7,244,919	7,625,264

	$190,553	$1,977,731	$2,168,284	$(360,178)	$0	$(360,178)	$296,301	$11,725,778	$12,022,079

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $56,429, $80,915, and $107,541 for the years ended December 31, 2007, 2006, and 2005, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $79,905, $63,916, and $78,759 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively, which are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2007 and 2006, due to affiliates balances represents administrative reimbursements due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement net income	$1,425,731	$803,720	$5,311,195
Adjustments in net income resulting from:
Bad debt expense (recoveries) for financial reporting purposes in excess of amounts for income tax purposes	1,106	0	(2,357)
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	60,522	56,631	25,497
Rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(204,795)	99,539	45,323
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(33,508)	0	(256,881)
Other	(112,256)	11,594	386

Income tax basis net income	$1,136,800	$971,484	$5,123,163

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement partners’ capital	$16,732,868	$17,740,940	$18,172,465
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	435	435	435
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(14,879)	(15,985)	(15,985)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	1,901,452	1,840,930	1,784,299
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(512,751)	(307,956)	(407,495)
Partnership’s distributions payable	353,999	308,811	413,761
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(342,346)	(308,838)	(308,838)
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(24,849)	0	0
Other	(114,840)	(2,583)	(14,178)

Income tax basis partners’ capital	$22,430,489	$23,707,154	$24,075,864

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$327,571	$658,359	$294,605	$301,660
Interest and other income	$2,299	$7,603	$18,932	$8,879
Net income	$273,256	$629,771	$258,618	$264,086
Net income (loss) allocated to limited partners:
Cash Preferred	$401,098	$416,547	$380,173	$(57,200)
Tax Preferred	$(127,842)	$213,139	$(121,470)	$321,286
General Partners	$0	$85	$(85)	$0
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.13	$0.14	$ 0.13	$(0.02)
Tax Preferred	$(0.23)	$0.38	$(0.22)	$ 0.59
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$ 0.09	$0.09	$ 0.09	$ 0.12
Tax Preferred	$ 0.00	$0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.00	$0.00	$ 0.00	$ 0.19
Tax Preferred	$ 0.00	$0.00	$ 0.00	$ 1.17

(a)

The quarterly per-unit amounts have been calculated using actual distributions for the respective quarters. Conversely, the corresponding distributions-per-unit amounts have been calculated assuming that distributions were earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$258,824	$249,701	$255,771	$285,431
Interest and other income	$6,376	$2,526	$3,092	$3,467
Net income	$171,041	$193,578	$197,353	$241,748
Net income (loss) allocated to limited partners:
Cash Preferred	$296,154	$318,630	$322,405	$366,738
Tax Preferred	$(125,113)	$(125,052)	$(125,052)	$(124,990)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.10	$ 0.11	$ 0.11	$ 0.11
Tax Preferred	$(0.22)	$(0.22)	$(0.22)	$(0.24)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.10	$ 0.11	$ 0.10	$ 0.10
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2007, 2006, and 2005, are comprised of the following items:

	2007	2006	2005
Salary reimbursements	$79,905	$63,916	$78,759
Taxes and licensing fees	47,082	134,051	48,402
Printing expenses	27,656	24,907	25,832
Independent accounting fees	25,237	17,369	22,769
Postage and delivery expenses	5,409	4,120	3,747
Legal fees	5,111	13,688	22,513
Other professional fees	2,146	1,187	3,199
Computer costs	986	1,073	1,405
Filing and registration fees	645	598	30
Life insurance	0	559	280

Total general and administrative costs	$194,177	$261,468	$206,936

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Wells Fund XI-Fund XII-REIT Joint Venture for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$1,766,667	$2,110,417
Building and improvements, less accumulated depreciation of $2,325,311 and $3,432,913 at December 31, 2007 and 2006, respectively	6,807,771	9,794,875
Construction in progress	0	43,726

Total real estate assets	8,574,438	11,949,018

Cash and cash equivalents	336,445	112,490
Tenant receivables, net	648,633	30,441
Deferred leasing costs, less accumulated amortization of $53,508 and $2,142 at December 31, 2007 and 2006, respectively	248,280	490,082
Other assets, net	3,231	5,713

Total assets	$9,811,027	$12,587,744

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$368,984	$61,993
Accrued deferred leasing costs	0	11,040
Due to affiliates	2,894	407
Deferred income	58,951	0

Total liabilities	430,829	73,440
Partners’ capital:
Wells Real Estate Fund XI, L.P.	2,452,680	3,272,186
Wells Real Estate Fund XII, L.P.	1,603,078	2,138,666
Piedmont Operating Partnership, LP	5,324,440	7,103,452

Total partners’ capital	9,380,198	12,514,304

Total liabilities and partners’ capital	$9,811,027	$12,587,744

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$871,620	$30,441	$0
Reimbursement income	18,756	0	0
Interest and other income	412	0	22,722

Total revenues	890,788	30,441	22,722
EXPENSES:
Property operating costs	605,263	369,112	382,883
Management and leasing fees	17,047	9,750	6,641
Depreciation	219,587	188,583	188,038
Amortization	51,366	2,142	0
General and administrative	64,827	98,121	61,408

Total expenses	958,090	667,708	638,970

LOSS FROM CONTINUING OPERATIONS	(67,302)	(637,267)	(616,248)

DISCONTINUED OPERATIONS:
Operating income (loss)	166,340	(337,328)	(84,044)
Gain on disposition	1,977,731	0	4,480,859

Income (loss) from discontinued operations	2,144,071	(337,328)	4,396,815

NET INCOME (LOSS)	$2,076,769	$(974,595)	$3,780,567

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
BALANCE, December 31, 2004	$5,186,975	$3,390,074	$11,260,142	$19,837,191

Net income	988,543	646,061	2,145,963	3,780,567
Partnership contributions	226,964	148,332	492,704	868,000
Partnership distributions	(3,241,531)	(2,118,499)	(7,036,829)	(12,396,859)

BALANCE, December 31, 2005	3,160,951	2,065,968	6,861,980	12,088,899

Net income	(254,837)	(166,548)	(553,210)	(974,595)
Partnership contributions	366,072	239,246	794,682	1,400,000

BALANCE, December 31, 2006	3,272,186	2,138,666	7,103,452	12,514,304

Net income	543,034	354,899	1,178,836	2,076,769
Partnership contributions	529,749	346,217	1,150,000	2,025,966
Partnership distributions	(1,892,289)	(1,236,704)	(4,107,848)	(7,236,841)

BALANCE, December 31, 2007	$2,452,680	$1,603,078	$5,324,440	$9,380,198

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,076,769	$(974,595)	$3,780,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition	(1,977,731)	0	(4,480,859)
Depreciation	265,448	305,267	340,970
Amortization	66,334	2,142	5,478
Changes in assets and liabilities:
Increase in tenant receivables, net	(631,213)	(30,441)	(474)
Decrease (increase) in other assets, net	2,482	6,516	(1,311)
Increase (decrease) in accounts payable and accrued expenses	306,991	(129,478)	(482,945)
Increase (decrease) in due to affiliates	2,487	(2,183)	(953)
Increase in deferred income	58,951	0	0

Net cash provided by (used in) operating activities	170,518	(822,772)	(839,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	7,236,841	0	12,396,859
Investment in real estate assets	(1,961,239)	(70,704)	(16,437)
Investment in deferred leasing costs	(11,290)	(481,184)	0

Net cash provided by (used in) investing activities	5,264,312	(551,888)	12,380,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	2,025,966	1,400,000	868,000
Net sale proceeds distributions to joint venture partners	(7,236,841)	0	(12,396,859)

Net cash (used in) provided by financing activities	(5,210,875)	1,400,000	(11,528,859)

NET INCREASE IN CASH AND CASH EQUIVALENTS	223,955	25,340	12,036

CASH AND CASH EQUIVALENTS, beginning of year	112,490	87,150	75,114

CASH AND CASH EQUIVALENTS, end of year	$336,445	$112,490	$87,150

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued deferred leasing costs	$0	$11,040	$0

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND BUSINESS

On May 1, 1999, Wells Real Estate Fund XI, L.P. (“Fund XI”), Wells Real Estate Fund XII, L.P. (“Fund XII”), and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership known as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”). The general partners of Fund XI and Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

On May 23, 2007, the Joint Venture sold 111 Southchase Boulevard to an unrelated third party for a gross selling price of $7,625,000. As a result of the sale, the Joint Venture recognized a gain of approximately $1,978,000 and received net sale proceeds of approximately $7,237,000.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables, net are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $512 and $0 are included in tenant receivables as of December 31, 2007 and 2006, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately five years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $5,956 is included in other assets as of December 31, 2007 and 2006. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XI, Fund XII, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,

Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XI and Fund XII are parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund XI	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XII	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2007, 2006, and 2005, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $14,278, $0, and $14,881, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the year ended December 31, 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $2,815.

Administration Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2007, 2006, and 2005, the Joint Venture incurred administration expenses of $39,396, $37,891, and $49,811, respectively, payable to Wells Management for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As of December 31, 2007 and December 31, 2006, due to affiliates balances reflect amounts due to Piedmont Management and/or Wells Management for the following items:

	2007	2006
Administrative reimbursements	$1,972	$407
Property management fees	922	0

	$2,894	$407

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the Johnson Matthey Building, which was sold on October 5, 2004, the Gartner Building, which was sold on April 13, 2005, and 111 Southchase Boulevard, which was sold on May 23, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2007	2006	2005
Rental income	$267,937	$0	$266,360
Reimbursement income	512	5,956	7,232
Interest and other income	0	0	187

Total revenues	268,449	5,956	273,779

Property operating costs	7,832	166,117	138,821
Management and leasing fees	12,134	7,200	20,636
Depreciation	45,861	116,684	152,932
Amortization	14,968	0	5,478
Bad debt expense	512	5,956	0
General and administrative	20,802	47,327	39,956

Total expenses	102,109	343,284	357,823

Operating income (loss)	166,340	(337,328)	(84,044)
Gain on dispositions	1,977,731	0	4,480,859

Income (loss) from discontinued operations	$2,144,071	$(337,328)	$4,396,815

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2007 follows:

Year ended December 31:
2008	$979,676
2009	993,256
2010	1,006,831
2011	1,020,406
2012	859,766
Thereafter	0

$4,859,935

Three tenants generated approximately 50%, 27% and 23% of rental income for the year ended December 31, 2007, and two tenants will generate approximately 72% and 28% of future minimum rental income.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2007
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$1,353,539	$1,766,667	$9,133,082	$0	$10,899,749	$2,325,311	1998	07/02/99

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$24,471,640	$4,426,692

Additions	16,437	340,970
Dispositions	(9,176,850)	(1,640,016)

BALANCE AT DECEMBER 31, 2005	15,311,227	3,127,646

Additions	70,704	305,267

BALANCE AT DECEMBER 31, 2006	15,381,931	3,432,913

Additions	1,961,239	265,448
Dispositions	(6,443,421)	(1,373,050)

BALANCE AT DECEMBER 31, 2007	$10,899,749	$2,325,311

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Fund XII-REIT Joint Venture Partnership for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$6,712,073	$6,712,073
Building and improvements, less accumulated depreciation of $8,743,620 and $7,746,616 at December 31, 2007 and 2006, respectively	25,741,598	26,738,602

Total real estate assets	32,453,671	33,450,675

Cash and cash equivalents	895,253	1,106,775
Tenants receivables	705,140	753,497
Other assets	216,431	131,124

Total assets	$34,270,495	$35,442,071

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$71,098	$67,284
Due to affiliates	7,444	8,687
Deferred income	128,038	273,429
Partnership distributions payable	958,173	929,167

Total liabilities	1,164,753	1,278,567
Partners’ capital:
Wells Real Estate Fund XII, L.P.	14,893,452	15,369,318
Piedmont Operating Partnership, LP	18,212,290	18,794,186

Total partners’ capital	33,105,742	34,163,504

Total liabilities and partners’ capital	$34,270,495	$35,442,071

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$3,976,156	$3,974,121	$3,976,273
Tenant reimbursements	310,123	303,896	278,173
Interest and other income	37,400	37,668	38,138

Total revenues	4,323,679	4,315,685	4,292,584
EXPENSES:
Property operating costs	341,843	313,184	307,732
Management and leasing fees	195,740	179,851	202,377
Depreciation	997,004	996,922	980,081
General and administrative	85,251	99,323	80,934

Total expenses	1,619,838	1,589,280	1,571,124

NET INCOME FROM CONTINUING OPERATIONS	2,703,841	2,726,405	2,721,460

DISCONTINUED OPERATIONS:
Operating income (loss)	24,213	(22,850)	380,345
Gain on disposition	0	0	7,244,919

Income (loss) from discontinued operations	24,213	(22,850)	7,625,264

NET INCOME	$2,728,054	$2,703,555	$10,346,724

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2004	$22,528,173	$27,548,143	$50,076,316

Net income	4,654,784	5,691,940	10,346,724
Partnership distributions	(11,399,102)	(13,938,994)	(25,338,096)

Balance, December 31, 2005	15,783,855	19,301,089	35,084,944

Net income	1,216,276	1,487,279	2,703,555
Partnership distributions	(1,630,813)	(1,994,182)	(3,624,995)

Balance, December 31, 2006	15,369,318	18,794,186	34,163,504

Net income	1,227,297	1,500,757	2,728,054
Partnership distributions	(1,703,163)	(2,082,653)	(3,785,816)

Balance, December 31, 2007	$14,893,452	$18,212,290	$33,105,742

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,728,054	$2,703,555	$10,346,724
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	0	(7,244,919)
Depreciation	997,004	996,922	1,030,269
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	48,357	(54,838)	(10,083)
(Increase) decrease in other assets	(85,307)	193,845	(214,562)
Increase (decrease) in accounts payable and accrued expenses	3,814	15,254	(135,098)
(Decrease) increase in due to affiliates	(1,243)	(3,376)	1,440
(Decrease) increase in deferred income	(145,391)	(140,353)	149,517

Net cash provided by operating activities	3,545,288	3,711,009	3,923,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	0	21,307,577
Investment in real estate	0	(58,700)	(48,347)

Net cash (used in) provided by investing activities	0	(58,700)	21,259,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	0	(21,307,577)
Operating distributions to joint venture partners in excess of accumulated earnings	(3,756,810)	(3,567,653)	(4,438,338)

Net cash used in financing activities	(3,756,810)	(3,567,653)	(25,745,915)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(211,522)	84,656	(563,397)

CASH AND CASH EQUIVALENTS, beginning of year	1,106,775	1,022,119	1,585,516

CASH AND CASH EQUIVALENTS, end of year	$895,253	$1,106,775	$1,022,119

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$958,173	$929,167	$871,825

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND BUSINESS

On April 10, 2000, Wells Real Estate Fund XII, L.P. (“Fund XII”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership to form Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2007 or 2006.

Other Assets

Other assets is comprised of the following items as of December 31, 2007 and 2006, respectively:

	2007	2006
Due from The Wells Fund XI-XII-REIT Joint Venture	$209,883	$0
Prepaid insurance	4,176	3,213
Interest receivable	2,372	3,216
Prepaid property taxes	0	123,407
Other	0	1,288

Total	$216,431	$131,124

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XII and Piedmont OP held ownership interests in the Joint Venture of approximately 45% and 55%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XII and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XII is a party to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of its general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund XII	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2007, 2006, and 2005, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $120,002, $179,851, and $233,380, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the year ended December 31, 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $75,749.

Administration Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2007, 2006, and 2005, the Joint Venture incurred administration expenses of $23,201, $39,697, and $49,627, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, Piedmont Management also performs certain administrative services for the Joint Venture and incurs the related expense. During 2007, the Joint Venture incurred administrative expenses of $4,651 payable to Piedmont Management, or its affiliates, for these services.

Due to Affiliates

As of December 31, 2007 and December 31, 2006, due to affiliates balances reflect amounts due to Piedmont Management and/or Wells Management for the following items:

	2007	2006
Property management fees	$5,762	$5,640
Administrative reimbursements	1,682	3,047

	$7,444	$8,687

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the AT&T Oklahoma Building, which was sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2007	2006	2005
Rental income	$0	$0	$450,817
Tenant reimbursements	0	0	115,487
Interest and other income	25,501	0	0

Total revenues	25,501	0	566,304

Property operating costs	1,288	22,850	89,213
Management and leasing fees	0	0	35,753
Depreciation	0	0	50,188
General and administrative	0	0	10,805

Total expenses	1,288	22,850	185,959

Operating income (loss)	24,213	(22,850)	380,345
Gain on disposition	0	0	7,244,919

Income (loss) from discontinued operations	$24,213	$(22,850)	$7,625,264

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2007 follows:

Year ended December 31:
2008	$4,082,031
2009	4,114,394
2010	3,586,060
2011	2,518,605
2012	2,563,580
Thereafter	8,810,121

$25,674,791

Two tenants generated approximately 62% and 38% of rental income for the year ended December 31, 2007, and two tenants will generate approximately 84% and 16% of future minimum rental income.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2007				Accumulated Depreciation(c)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
SIEMENS BUILDING(a)	None	$2,143,588	$12,151,402	$593,110	$2,232,905	$12,655,195	$0	$14,888,100	$4,168,258	2000	05/10/00
COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,307,172	4,479,168	21,830,023	0	26,309,191	4,575,362	1986	5/15/01

Total		$6,443,588	$32,853,421	$1,900,282	$6,712,073	$34,485,218	$0	$41,197,291	$8,743,620

(a)	The Siemens Building is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$57,063,376	$7,907,677

Additions	48,347	1,030,269
Dispositions	(15,973,132)	(2,188,252)

BALANCE AT DECEMBER 31, 2005	41,138,591	6,749,694

Additions	58,700	996,922

BALANCE AT DECEMBER 31, 2006	41,197,291	7,746,616

Additions	0	997,004

BALANCE AT DECEMBER 31, 2007	$41,197,291	$8,743,620

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document
*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(c)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-83933)

*10	(d)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(e)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(f)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(g)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32009)

*10	(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

Exhibit Number		Description of Document
*10	(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(t)	Purchase and Sale Agreement for the sale of the Johnson Matthey Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(u)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(v)	Purchase and Sale Agreement for the Gartner Building, AT&T Oklahoma Building, AmeriCredit Building, and John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10	(w)	Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(tt) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(x)	Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(y)	Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(z)	Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10	(aa)	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*16		Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund XII, L.P. filed on September 27, 2006, Commission File No. 0-30287)

Exhibit Number	Description of Document
31. 1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31. 2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002