Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND XII LP
filed 2008-08-11
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
Investment in joint ventures	$16,226,374	$16,496,531
Cash and cash equivalents	221,476	205,220
Due from joint ventures	436,253	431,062
Other assets	186	1,396

Total assets	$16,884,289	$17,134,209

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$16,919	$40,628
Due to affiliates	10,522	6,714
Partnership distributions payable	350,622	353,999

Total liabilities	378,063	401,341

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,016,188 units and 3,013,500 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	16,506,226	16,732,868
Tax Preferred – 544,931 units and 547,619 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	0	0
General partners	0	0

Total partners’ capital	16,506,226	16,732,868

Total liabilities and partners’ capital	$16,884,289	$17,134,209

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$294,991	$658,359	$585,016	$985,930

EXPENSES:
General and administrative	45,219	36,191	111,925	92,805

INTEREST AND OTHER INCOME	514	7,603	1,512	9,902

NET INCOME	$250,286	$629,771	$474,603	$903,027

NET INCOME ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$250,286	$416,547	$474,603	$817,645

TAX PREFERRED LIMITED PARTNERS	$0	$213,139	$0	$85,297

GENERAL PARTNERS	$0	$85	$0	$85

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.08	$0.14	$0.16	$0.27

TAX PREFERRED	$0.00	$0.38	$0.00	$0.15

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,016,188	3,007,500	3,016,188	3,005,500

TAX PREFERRED	544,931	553,619	544,931	555,619

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	3,003,500	$17,375,625	557,619	$365,315	$0	$17,740,940

Tax preferred conversion elections	10,000	6,569	(10,000)	(6,569)	0	0
Net income	0	1,140,618	0	285,113	0	1,425,731
Distributions of operating cash flow ($0.40 per weighted-average Cash Preferred Unit)	0	(1,203,803)	0	0	0	(1,203,803)
Distributions of net sale proceeds ($0.19 and $1.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(586,141)	0	(643,859)	0	(1,230,000)

BALANCE, December 31, 2007	3,013,500	16,732,868	547,619	0	0	16,732,868

Tax preferred conversion elections	2,688	0	(2,688)	0	0	0
Net income	0	474,603	0	0	0	474,603
Distributions of operating cash flow ($0.23 per weighted-average Cash Preferred Unit)	0	(701,245)	0	0	0	(701,245)

BALANCE, June 30, 2008	3,016,188	$16,506,226	544,931	$0	$0	$16,506,226

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$474,603	$903,027
Operating distributions received from joint ventures	849,982	834,890
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(585,016)	(985,930)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,210	(9,012)
(Decrease) increase in accounts payable and accrued expenses	(23,709)	2,326
Increase in due to affiliates	3,808	4,564

Net cash provided by operating activities	720,878	749,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	1,236,704
Investment in joint ventures	0	(146,111)

Net cash provided by investing activities	0	1,090,593

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(704,622)	(591,888)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,256	1,248,570

CASH AND CASH EQUIVALENTS, beginning of period	205,220	144,645

CASH AND CASH EQUIVALENTS, end of period	$221,476	$1,393,215

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$350,622	$283,242

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	1. 111 Southchase Boulevard* A two-story manufacturing and office building located in Fountain Inn, South Carolina 2. 20/20 Building A three-story office building located in Leawood, Kansas

Joint Venture	Joint Venture Partners	Properties
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	3. Siemens Building A three-story office building located in Troy, Michigan 4. Comdata Building A three-story office building located in Brentwood, Tennessee

*	This property was sold in May 2007.

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

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XI-XII-REIT Associates	$290,894	$236,529	$(61,045)	$35,177	$819	$2,032,131	$(60,226)	$2,067,308
Fund XII-REIT Associates	1,071,407	1,078,105	678,587	678,129	0	0	678,587	678,129

	$1,362,301	$1,314,634	$617,542	$713,306	$819	$2,032,131	$618,361	$2,745,437

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XI-XII-REIT Associates	$526,963	$455,232	$(61,947)	$54,255	$317	$2,146,372	$(61,630)	$2,200,627
Fund XII-REIT Associates	2,149,673	2,161,178	1,323,792	1,354,797	0	820	1,323,792	1,355,617

	$2,676,636	$2,616,410	$1,261,845	$1,409,052	$317	$2,147,192	$1,262,162	$3,556,244

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$317	$0	$317	$168,061	$1,978,311	$2,146,372
Fund XII-REIT Associates	0	0	0	820	0	820

	$317	$0	$317	$168,881	$1,978,311	$2,147,192

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $8,430 and $16,383 for the three months ended June 30, 2008 and 2007, respectively, and $19,917 and $42,035 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,656 and $21,418 payable to Wells Capital and Wells Management for the three months ended June 30, 2008 and 2007, respectively, and $48,454 and $42,193 for the six months ended June 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of June 30, 2008 and December 31, 2007, due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter of 2008 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level in the near-term.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The 20/20 Building, located in Leawood, Kansas, is approximately 80% leased through October 2012.

•	The Siemens Building, located in Troy, Michigan, is 100% leased through August 2010.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

Short-Term Liquidity

During the six months ended June 30, 2008, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $721,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows primarily to fund operating distributions of approximately $705,000 to Cash Preferred limited partners during the six months ended June 30, 2008. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures will remain at similar levels in the near term.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $378,000 as of June 30, 2008.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the

Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

As of June 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds as of June 30, 2008
Property Sold				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $14,000.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $294,991 and $658,359 for the three months ended June 30, 2008 and 2007, respectively and $585,016 and $985,930 for the six months ended June 30, 2008 and 2007, respectively. The decreases are primarily attributable to (i) recognizing a gain on the sale of 111 Southchase Boulevard in May 2007, (ii) a decrease in operating income resulting from the aforementioned sale of 111 Southchase Boulevard, (iii) an increase in taxes incurred by Fund XII-REIT Associates as a result of the new Michigan business tax effective January 1, 2008, partially offset by (iv) an adjustment to the prior year Michigan single business tax based on a change in estimate. We estimated Michigan single business tax based on an estimate of the apportionment of revenue allocable to Fund XII-REIT Associates from the property in Michigan. As a result of the recent tax changes, our future estimates of the Michigan business tax will fluctuate in relationship to revenue and gross receipts earned by Fund XII-REIT Associates from the property in Michigan relative to revenue and gross receipts earned by Fund XII-REIT Associates from all properties in the future.

Absent leasing activity at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at similar levels.

Expenses

General and administrative expenses were $45,219 and $36,191 for the three months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to an increase in administrative costs and an adjustment related to the 2006 Tennessee partnership franchise and excise taxes made in the second quarter of 2007. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.

General and administrative expenses were $111,925 and $92,805 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to (i) an increase in printing and postage costs, (ii) an increase in administrative costs, and (iii) an adjustment related to the 2006 Tennessee partnership franchise and excise taxes made in the second quarter of 2007. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.

We anticipate additional increases in administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $514 and $7,603 for the three months ended June 30, 2008 and 2007, respectively, and $1,512 and $9,902 for the six months ended June 30, 2008 and 2007, respectively. The decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distribution of net sale proceeds to limited partners in November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held by the Partnership as of June 30, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
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