Form 10-K
period 2008-12-31
WELLS REAL ESTATE FUND XII LP
filed 2009-03-23
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Operating Phases and Objectives

The Partnership typically operates in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2008, 2007, and 2006.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $59.0 million as of February 28, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. We are not currently aware of any reason why our existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Proxy to Liquidate

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right, at any time commencing eight years after the termination of the Partnership’s offering of units (March 21, 2009), to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The plaintiffs did not file a notice of intention to apply for certiorari in the Georgia Supreme Court by their deadline of February 23, 2009.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions and turmoil in the credit markets have caused, and will likely continue to cause, market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. Many economists are predicting continued significant deterioration in economic conditions in the United States for 2009, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis have caused, and will likely continue to cause, commercial real estate values and market rental rates to decline significantly. Our estimated unit valuations as of December 31, 2008 have declined from their prior year levels, and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Your investment in units is subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only a limited number of properties, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

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

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our limited partners.

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

If one or more of our tenants file for bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

The Partnership and/or certain other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property, therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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

We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions, which are fully insured through December 31, 2009. Beginning in January 2010, our cash balances may at times exceed the federally insured limits.

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

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

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

Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees certain debt of Wells Timberland REIT, Inc., a WREF-sponsored product that is in the start-up phase of its operations, which was equal to approximately $59.0 million as of February 28, 2009.

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

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

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

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

There were no unresolved SEC staff comments as of December 31, 2008.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2008	2007	2006	2005	2004
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	1. 111 Southchase Boulevard(1) A two-story manufacturing and office building located in Fountain Inn, South Carolina	—	—	100%	0%	0%
			2. 20/20 Building A three-story office building located in Leawood, Kansas	91%	77%	77%	0%	0%
			3. Johnson Matthey Building(2) A one-story office building and warehouse located in Wayne, Pennsylvania	—	—	—	—	—
			4. Gartner Building(3) A two-story office building located in Ft. Myers, Florida	—	—	—	—	100%

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	• Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	45.0% 55.0%	5. 4685 Investment Drive (formerly known as the “Siemens Building”) A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
			6. AT&T Oklahoma Building(3) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma	—	—	—	—	100%
			7. Comdata Building A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)	This property was sold in May 2007.

(2)	This property was sold in October 2004.

(3)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2008, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent in Year of Expiration
2012(2)	2	54,301	$1,031,719	$176,321	16.0%	20.9%
2014(3)	1	7,647	145,293	24,831	2.2	2.9
2015(4)	1	77,054	1,173,083	527,770	22.6	23.8
2016(5)	1	201,237	2,578,572	1,160,099	59.2	52.4

	5	340,239	$4,928,667	$1,889,021	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	20/20 Building: Blue Cross and Blue Shield of Kansas City lease (approximately 15,000 square feet) and The EPOCH Group, L.C. lease (approximately 39,000 square feet).

(3)	20/20 Building: Nolan Real Estate Services, Inc. lease (approximately 7,600 square feet).

(4)	4685 Investment Drive: Continental Automotive Systems US, Inc. lease (approximately 77,000 square feet).

(5)	Comdata Building: Comdata Network, Inc. lease (approximately 201,000 square feet).

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

20/20 Building

The 20/20 Building is a three-story office building including approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City (“Blue Cross and Blue Shield”) entered into a lease agreement for approximately 21% of the 20/20 Building that commenced in February 2007 and will expire in October 2012. Blue Cross and Blue Shield has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing February 1, 2007 through June 30, 2007. As of December 31, 2008, annualized base rent payable was approximately $274,000 and is scheduled to increase by approximately 1.39% annually each November. The annualized base rent in 2012 will be approximately $285,000.

In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. (“EPOCH”) entered into a lease agreement for approximately 56% of the 20/20 Building that commenced in June 2007 and will expire in October 2012. EPOCH has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing June 1, 2007 through October 31, 2007. As of December 31, 2008, annualized base rent payable was approximately $717,000 and is scheduled to increase by approximately 1.39% annually each November. The annualized base rent in 2012 will be approximately $747,000.

In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. (“Nolan”) entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. Under the terms of the lease, following a two-month rental abatement period, annualized base rent will be approximately $138,000 and is scheduled to increase by 1.39% annually beginning in the fifteenth month of the lease. The annualized base rent in 2014 will be approximately $145,000.

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

4685 Investment Drive

The 4685 Investment Drive building is a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan. The entire 4685 Investment Drive building is currently under a lease agreement with Continental Automotive Systems US, Inc. (“Continental”), formerly Siemens Automotive Corporation. The initial Continental lease was set to expire on August 31, 2010. On October 29, 2008, Continental entered into a lease amendment to (i) extend the lease term to October 31, 2015 and (ii) decrease monthly base rent from approximately $131,000 to approximately $82,000. The execution of the lease amendment allowed Fund XII-REIT Associates to avoid funding any tenant improvement allowances while extending the lease term by 62 months. Continental has the right to extend the lease for one additional five-year period at 95% of the then-current fair market rental rates. As of December 31, 2008, the annualized base rent payable was approximately $982,000 and is scheduled to increase by approximately 3% annually each November. The annualized base rent in 2015 will be approximately $1,173,000.

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

Comdata Building

The Comdata Building is a three-story office building comprised of approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee. The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. (“Comdata”), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2008, the annual base rent was approximately $2,519,000 and continues through March 2012. Annual base rent increases in April 2012 to approximately $2,579,000 through the remainder of the lease term.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Actions Against Related-Parties” in Item 1. of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2009, 3,016,188 Cash Preferred Units and 544,931 Tax Preferred Units, held by a total of 1,249 and 101 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

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

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2008. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2008, to be approximately $5.52 per Cash Preferred Unit and $5.55 per Tax Preferred Unit, based upon market conditions existing in early December 2008. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2007 and 2008 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2007	$283,077	$0.09	$0.00
June 30, 2007	$283,241	$0.09	$0.00
September 30, 2007	$283,486	$0.09	$0.00
December 31, 2007	$353,999	$0.12	$0.00
March 31, 2008	$350,622	$0.12	$0.00
June 30, 2008	$350,622	$0.12	$0.00
September 30, 2008	$350,622	$0.12	$0.00
December 31, 2008	$275,489	$0.08	$0.01

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2007 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2008	2007	2006	2005	2004
Total assets	$16,006,532	$17,134,209	$18,071,840	$18,615,418	$28,380,032
Equity in income of Joint Ventures	$496,581	$1,582,195	$1,049,727	$5,300,846	$2,162,669
Net income	$287,405	$1,425,731	$803,720	$5,311,195	$1,948,163
Net income (loss) allocated to Limited Partners:
Cash Preferred	$287,405	$1,140,618	$1,303,927	$2,256,111	$2,489,975
Tax Preferred	$0	$285,113	$(500,207)	$3,055,084	$(541,812)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.10	$0.38	$ 0.43	$0.76	$ 0.85
Tax Preferred	$0.00	$0.52	$(0.90)	$5.25	$(0.86)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$0.43	$0.40	$ 0.41	$0.57	$ 0.66
Return of capital	$0.01	$0.00	$ 0.00	$0.00	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$0.00	$0.00	$ 0.00	$0.00	$ 0.00
Return of capital	$0.00	$0.00	$ 0.00	$0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$0.00	$0.19	$ 0.00	$3.17	$ 0.00
Tax Preferred	$0.00	$1.17	$ 0.00	$6.71	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently operating in the holding phase of our life cycle. We currently own interests in three properties. On October 17, 2008, Fund XI-XII-REIT Associates entered into a 62-month lease agreement with Nolan to occupy approximately 11% of the 20/20 Building. The lease commenced in December 2008 and expires in February 2014. On October 29, 2008, Fund XII-REIT Associates completed a lease amendment with Continental, the sole tenant at 4685 Investment Drive, which extends the lease term from August 2010 to October 2015. As a result of the lease amendment, the monthly base rent decreased effective November 1, 2008 from approximately $131,000 to approximately $82,000. The execution of the lease amendment allowed us to avoid funding any tenant improvement allowances while extending the lease term by 62 months. Our focus at this time involves leasing and marketing efforts and maximizing the operating performance of our assets in order to deliver what we believe will be the best overall performance for our limited partners.

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter of 2008 decreased compared to the level paid in the prior quarter due to the reduction in rental rate at 4685 Investment Drive as a result of the recent lease amendment with Continental. We anticipate that operating distributions my decline in the near-term due to the aforementioned lease amendment.

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

•

The 20/20 Building, located in Leawood, Kansas, is 91% leased. The major leases for approximately 80% of the building extend through October 2012. We are actively working on re-leasing the remaining vacant space.

•	4685 Investment Drive, located in Troy, Michigan, is 100% leased through October 2015.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008, according to preliminary estimates. For the full year of 2008, GDP increased 1.1% compared to a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Real estate market fundamentals underlying the U.S. office markets deteriorated in 2008, particularly in the fourth quarter as evidenced by a vacancy rate of 14.5% for the fourth quarter compared to 12.6% vacancy a year ago. There was negative net absorption of 22 million square feet in the fourth quarter and negative 44.9 million square feet for the year, which is down from a positive absorption of 51.5 million square feet in 2007. Rents also declined as general economic conditions weakened.

Transaction volume was also down significantly in 2008. The volume of office properties selling for $5 million or more decreased to $54 billion in 2008, a 75% decrease from 2007 numbers. The large pricing gap between buyers and sellers and the lack of financing are generally cited as the major contributors. Average capitalization rates on office acquisitions increased 60 basis points in 2008. Central Business District sales in the fourth quarter were the weakest of the decade totaling only $3 billion, off 82% from fourth quarter 2007.

With mounting corporate layoffs and the uncertain business environment, the office-space market is expected to remain sluggish in 2009. Though the depth of the downturn will vary across markets, every sector and metropolitan area will likely be impacted. Vacancy rates are expected to increase in 2009 with rents continuing their downward trend. Fortunately, though a substantial amount of space will be delivered in 2009, the credit crunch has cut off financing for many speculative office developments. Sales volume could pick up in 2009, especially in the second half of the year. We expect distressed sales to increase; thus, capitalization rates may continue to increase in 2009 as sellers come under more pressure to dispose of assets.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2008, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,492,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows primarily to fund operating distributions of approximately $1,406,000 to Cash Preferred limited partners during the year ended December 31, 2008 and to invest approximately $26,000 in Fund XI-XII-REIT Associates to fund re-leasing costs and capital improvements at the 20/20 Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near-term due to the reduction in the rental rate at 4685 Investment Drive as a result of the recent lease amendment with Continental.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $314,000, as of December 31, 2008.

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

As of December 31, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2008	Undistributed Net Sale Proceeds as of December 31, 2008
Property Sold				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2007

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $496,581 and $1,582,195 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily attributable to (i) an impairment loss recognized by Fund XI-XII-REIT Associates related to the 20/20 Building in the third quarter of 2008, of which approximately $629,000 was allocated to the Partnership, (ii) recognizing a gain on the sale of 111 Southchase Boulevard in May 2007, and (iii) a decrease in rental income at 4685 Investment Drive related to the recent lease amendment with Continental.

We expect equity in income of Joint Ventures to increase in the future as a result of recognizing a nonrecurring impairment loss in 2008 at the 20/20 Building.

Expenses

General and administrative expenses were $211,812 and $194,177 for the years ended December 31, 2008 and 2007, respectively. The increase is primarily attributable to an increase in administrative costs incurred in connection with reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $2,636 and $37,713 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distribution of net sale proceeds to limited partners in November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $1,582,195 and $1,049,727 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to the gain recognized on the sale of 111 Southchase Boulevard in May 2007 and the leasing activity at the 20/20 Building and 111 Southchase Boulevard, prior to the sale.

General and Administrative Expenses

Total general and administrative expenses of the Partnership were $194,177 and $261,468 for the years ended December 31, 2007 and 2006, respectively. The decrease was primarily attributable to (i) a decline in Tennessee partnership franchise and excise taxes, (ii) a decrease in legal fees, partially offset by (iii) an increase in administrative expenses, printing costs, and accounting fees relating to compliance with additional reporting and regulatory requirements. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.

Interest and Other Income

Interest and other income was $37,713 and $15,461 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sale of 111 Southchase Boulevard in May 2007.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the third quarter of 2008, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000, of which approximately $629,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its estimated fair value based on present value of future cash flows, as a result of management refining its strategy for disposing of this building.

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

Potential Tax Impact for Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Tax Preferred Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2008 and 2007.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2008 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust for tax purposes, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 65, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc., which is a Maryland corporation that currently qualifies as a real estate investment trust for tax purposes. He is also the president of Wells Timberland REIT, Inc., which is a Maryland corporation that intends to qualify as a real estate investment trust. Mr. Wells is the president and chairman of Wells Total Return REIT, Inc.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams; as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of Wells Capital; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.508 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an Individual Retirement Account and 0.007 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2008.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $39,089, $56,429, and $80,915 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $94,217, $79,905, and $63,916 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2008, 2007, or 2006.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2008 and 2007, are set forth in the table below.

	Frazier & Deeter, LLC
	2008	2007
Audit Fees	$29,257	$24,687
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$29,257	$24,687

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

During the fiscal years ended December 31, 2008 and 2007, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-42 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 23, 2009	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 23, 2009	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Investment in joint ventures	$15,370,832	$16,496,531
Cash and cash equivalents	265,257	205,220
Due from joint ventures	370,318	431,062
Other assets	125	1,396

Total Assets	$16,006,532	$17,134,209

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$29,890	$40,628
Due to affiliates	8,235	6,714
Partnership distributions payable	275,489	353,999

Total liabilities	313,614	401,341

Commitments and contingencies

Partners’ Capital:
Limited partners:
Cash preferred – 3,016,188 and 3,013,500 units issued and outstanding as of December 31, 2008 and 2007, respectively	15,692,918	16,732,868
Tax preferred – 544,931 and 547,619 units issued and outstanding as of December 31, 2008 and 2007, respectively	0	0
General partners	0	0

Total partners’ capital	15,692,918	16,732,868

Total liabilities and partners’ capital	$16,006,532	$17,134,209

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$496,581	$1,582,195	$1,049,727

GENERAL AND ADMINISTRATIVE	211,812	194,177	261,468

INTEREST AND OTHER INCOME	2,636	37,713	15,461

NET INCOME	$287,405	$1,425,731	$803,720

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$287,405	$1,140,618	$1,303,927

TAX PREFERRED	$0	$285,113	$(500,207)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.10	$0.38	$ 0.43

TAX PREFERRED	$0.00	$0.52	$(0.90)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,016,188	3,009,500	3,003,500

TAX PREFERRED	544,931	551,619	557,619

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,000,000	$17,301,510	561,119	$870,955	$0	$18,172,465

Tax preferred conversion elections	3,500	5,433	(3,500)	(5,433)	0	0
Net income (loss)	0	1,303,927	0	(500,207)	0	803,720
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,235,245)	0	0	0	(1,235,245)

BALANCE, December 31, 2006	3,003,500	17,375,625	557,619	365,315	0	17,740,940

Tax preferred conversion elections	10,000	6,569	(10,000)	(6,569)	0	0
Net income	0	1,140,618	0	285,113	0	1,425,731
Distributions of operating cash flow ($0.40 per weighted-average Cash Preferred Unit)	0	(1,203,803)	0	0	0	(1,203,803)
Distributions of net sale proceeds ($0.19 and $1.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(586,141)	0	(643,859)	0	(1,230,000)

BALANCE, December 31, 2007	3,013,500	16,732,868	547,619	0	0	16,732,868

Tax preferred conversion elections	2,688	0	(2,688)	0	0	0
Net income	0	287,405	0	0	0	287,405
Distributions of operating cash flow ($0.44 per weighted-average Cash Preferred Unit)	0	(1,327,355)	0	0	0	(1,327,355)

BALANCE, December 31, 2008	3,016,188	$15,692,918	544,931	$0	$0	$15,692,918

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,405	$1,425,731	$803,720
Operating distributions received from joint ventures	1,708,657	1,690,114	1,605,016
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(496,581)	(1,582,195)	(1,049,727)
Operating changes in assets and liabilities:
Decrease (increase) in other assets	1,271	(198)	(1,198)
(Decrease) increase in accounts payable and accrued expenses	(10,738)	24,212	(5,349)
Increase (decrease) in due to affiliates	1,521	1,041	(1,754)

Net cash provided by operating activities	1,491,535	1,558,705	1,350,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(25,633)	(346,217)	(239,246)
Net sale proceeds received from joint ventures	0	1,236,702	0

Net cash (used in) provided by investing activities	(25,633)	890,485	(239,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	(1,405,865)	(1,158,615)	(1,340,195)
Net sale proceeds distributions paid to limited partners	0	(1,230,000)	0

Net cash used in financing activities	(1,405,865)	(2,388,615)	(1,340,195)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,037	60,575	(228,733)

CASH AND CASH EQUIVALENTS, beginning of year	205,220	144,645	373,378

CASH AND CASH EQUIVALENTS, end of year	$265,257	$205,220	$144,645

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$275,489	$353,999	$308,811

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2008 and 2007, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•

First, to all Cash Preferred limited partners on a per-unit basis until each limited partner has received distributions equal to a 10% per annum return on his respective net capital contribution, as defined.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market

for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund XI-XII-REIT Associates evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2008. Accordingly, Fund XI-XII-REIT Associates reduced the carrying value of the 20/20 Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,678,000 in the third quarter of 2008, of which approximately $629,000 is allocable to the Partnership. This impairment loss is included in income (loss) from continuing operations for the year ended December 31, 2008 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2008 and 2007, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed from Fund XII-REIT Associates for the fourth quarters of 2008 and 2007, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2008 and 2007 are summarized below:

	2008		2007
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$965,096	17%	$1,603,079	17%
Fund XII-REIT Associates	14,405,736	45%	14,893,452	45%

	$15,370,832		$16,496,531

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in Joint Ventures, beginning of year	$16,496,531	$17,507,984
Equity in income of Joint Ventures	496,581	1,582,195
Contributions to Joint Ventures	25,633	346,217
Distributions from Joint Ventures	(1,647,913)	(2,939,865)

Investment in Joint Ventures, end of year	$15,370,832	$16,496,531

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund XI-XII-REIT Associates	$6,148,486	$9,811,027	$501,584	$430,829	$5,646,902	$9,380,198
Fund XII-REIT Associates	33,026,039	34,270,495	1,004,399	1,164,753	32,021,640	33,105,742

	$39,174,525	$44,081,522	$1,505,983	$1,595,582	$37,668,542	$42,485,940

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund XI-XII-REIT Associates	$1,074,480	$890,788	$30,441	$(3,794,582)	$(67,302)	$(637,267)	$317	$2,144,071	$(337,328)	$(3,794,265)	$2,076,769	$(974,595)
Fund XII-REIT Associates	4,215,836	4,323,679	4,315,685	2,545,085	2,703,841	2,726,405	0	24,213	(22,850)	2,545,085	2,728,054	2,703,555

	$5,290,316	$5,214,467	$4,346,126	$(1,249,497)	$2,636,539	$2,089,138	$317	$2,168,284	$(360,178)	$(1,249,180)	$4,804,823	$1,728,960

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2008			2007			2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund XI-XII-REIT Associates	$317	$0	$317	$166,340	$1,977,731	$2,144,071	$(337,328)	$0	$(337,328)
Fund XII-REIT Associates	0	0	0	24,213	0	24,213	(22,850)	0	(22,850)

	$317	$0	$317	$190,553	$1,977,731	$2,168,284	$(360,178)	$0	$(360,178)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $39,089, $56,429, and $80,915 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $94,217, $79,905, and $63,916 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and 2007 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement net income	$287,405	$1,425,731	$803,720
Adjustments in net income resulting from:
Bad debt expense (recoveries) for financial reporting purposes in excess of amounts for income tax purposes	879	1,106	0
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	82,410	60,522	56,631
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	133,550	(204,795)	99,539
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	0	(33,508)	0
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	628,534	0	0
Other	(12,390)	(112,256)	11,594

Income tax basis net income	$1,120,388	$1,136,800	$971,484

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement partners’ capital	$15,692,918	$16,732,868	$17,740,940
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	435	435	435
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(13,999)	(14,879)	(15,985)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	1,983,862	1,901,452	1,840,930
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(379,200)	(512,751)	(307,956)
Partnership’s distributions payable	275,489	353,999	308,811
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(342,346)	(342,346)	(308,838)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	628,534	0	0
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(24,849)	(24,849)	0
Other	(127,231)	(114,840)	(2,583)

Income tax basis partners’ capital	$22,145,013	$22,430,489	$23,707,154

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Joint Ventures	$290,024	$294,991	$(342,779)	$254,345
Interest and other income	$999	$514	$651	$472
Net income	$224,317	$250,286	$(394,149)	$206,951
Net income (loss) allocated to limited partners:
Cash Preferred	$224,317	$250,286	$(394,149)	$206,951
Tax Preferred	$0	$0	$0	$0
General Partners	$0	$0	$0	$0
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.07	$0.08	$(0.13)	$0.07
Tax Preferred	$0.00	$0.00	$ 0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(b)	$0.12	$0.12	$ 0.12	$0.09
Tax Preferred	$0.00	$0.00	$ 0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$ 0.00	$0.00
Tax Preferred	$0.00	$0.00	$ 0.00	$0.00

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$327,571	$658,359	$294,605	$301,660
Interest and other income	$2,299	$7,603	$18,932	$8,879
Net income	$273,256	$629,771	$258,618	$264,086
Net income (loss) allocated to limited partners:
Cash Preferred	$401,098	$416,547	$380,173	$(57,200)
Tax Preferred	$(127,842)	$213,139	$(121,470)	$321,286
General Partners	$0	$85	$(85)	$0
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.13	$0.14	$ 0.13	$(0.02)
Tax Preferred	$(0.23)	$0.38	$(0.22)	$ 0.59
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(b)	$ 0.09	$0.09	$ 0.09	$ 0.12
Tax Preferred	$ 0.00	$0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.00	$0.00	$ 0.00	$ 0.19
Tax Preferred	$ 0.00	$0.00	$ 0.00	$ 1.17

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2008, 2007, and 2006, are comprised of the following items:

	2008	2007	2006
Salary reimbursements	$94,217	$79,905	$63,916
Taxes and licensing fees	50,979	47,082	134,051
Printing expenses	26,353	27,656	24,907
Independent accounting fees	21,593	25,237	17,369
Postage and delivery expenses	7,274	5,409	4,120
Legal fees	5,903	5,111	13,688
Other professional fees	3,770	2,146	1,187
Computer costs	1,126	986	1,073
Filing and registration fees	597	645	598
Life insurance	0	0	559

Total general and administrative costs	$211,812	$194,177	$261,468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $2,666,898 and $2,325,311 at December 31, 2008 and 2007, respectively	2,887,136	6,807,771
Construction in progress	291,956	0

Total real estate assets	4,945,759	8,574,438

Cash and cash equivalents	344,481	336,445
Tenant receivables, net	595,503	648,633
Deferred leasing costs, less accumulated amortization of $105,663 and $53,508 at December 31, 2008 and 2007, respectively	260,904	248,280
Other assets, net	1,839	3,231

Total assets	$6,148,486	$9,811,027

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$167,678	$368,984
Accrued capital expenditures	274,283	0
Accrued deferred leasing costs	57,282	0
Due to affiliates	2,341	2,894
Deferred income	0	58,951

Total liabilities	501,584	430,829

Partners’ capital:
Wells Real Estate Fund XI, L.P.	1,476,498	2,452,680
Wells Real Estate Fund XII, L.P.	965,095	1,603,078
Piedmont Operating Partnership, LP	3,205,309	5,324,440

Total partners’ capital	5,646,902	9,380,198

Total liabilities and partners’ capital	$6,148,486	$9,811,027

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$879,921	$871,620	$30,441
Reimbursement income	194,545	18,756	0
Interest and other income	14	412	0

Total revenues	1,074,480	890,788	30,441

EXPENSES:
Property operating costs	693,483	605,263	369,112
Management and leasing fees	51,116	17,047	9,750
Depreciation	341,587	219,587	188,583
Amortization	52,155	51,366	2,142
Impairment loss	3,678,136	0	0
General and administrative	52,585	64,827	98,121

Total expenses	4,869,062	958,090	667,708

LOSS FROM CONTINUING OPERATIONS	(3,794,582)	(67,302)	(637,267)

DISCONTINUED OPERATIONS:
Operating income (loss)	317	166,340	(337,328)
Gain on disposition	0	1,977,731	0

Income (loss) from discontinued operations	317	2,144,071	(337,328)

NET INCOME (LOSS)	$(3,794,265)	$2,076,769	$(974,595)

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, and 2006

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2005	$3,160,951	$2,065,968	$6,861,980	$12,088,899

Net income	(254,837)	(166,548)	(553,210)	(974,595)
Partnership contributions	366,072	239,246	794,682	1,400,000

Balance, December 31, 2006	3,272,186	2,138,666	7,103,452	12,514,304

Net income	543,034	354,899	1,178,836	2,076,769
Partnership contributions	529,749	346,217	1,150,000	2,025,966
Partnership distributions	(1,892,289)	(1,236,704)	(4,107,848)	(7,236,841)

Balance, December 31, 2007	2,452,680	1,603,078	5,324,440	9,380,198

Net loss	(992,124)	(648,402)	(2,153,739)	(3,794,265)
Partnership contributions	39,222	25,633	85,145	150,000
Partnership distributions	(23,280)	(15,214)	(50,537)	(89,031)

Balance, December 31, 2008	$1,476,498	$965,095	$3,205,309	$5,646,902

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,794,265)	$2,076,769	$(974,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition	0	(1,977,731)	0
Impairment loss	3,678,136	0	0
Depreciation	341,587	265,448	305,267
Amortization	52,155	66,334	2,142
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	53,130	(631,213)	(30,441)
Decrease in other assets, net	1,392	2,482	6,516
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(201,306)	306,991	(129,478)
(Decrease) increase in due to affiliates	(553)	2,487	(2,183)
(Decrease) increase in deferred income	(58,951)	58,951	0

Net cash provided by (used in) operating activities	71,325	170,518	(822,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	7,236,841	0
Investment in real estate assets	(116,761)	(1,961,239)	(70,704)
Investment in deferred leasing costs	(7,497)	(11,290)	(481,184)

Net cash (used in) provided by investing activities	(124,258)	5,264,312	(551,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	150,000	2,025,966	1,400,000
Operating distributions to joint venture partners in excess of accumulated earnings	(89,031)	0	0
Net sale proceeds distributions to joint venture partners	0	(7,236,841)	0

Net cash provided by (used in) financing activities	60,969	(5,210,875)	1,400,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,036	223,955	25,340

CASH AND CASH EQUIVALENTS, beginning of year	336,445	112,490	87,150

CASH AND CASH EQUIVALENTS, end of year	$344,481	$336,445	$112,490

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$274,283	$0	$0

Accrued deferred leasing costs	$57,282	$0	$11,040

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

On May 1, 1999, Wells Real Estate Fund XI, L.P. (“Fund XI”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership known as The Wells Fund XI-REIT Joint Venture for the purpose of acquiring, developing, operating, and selling real properties. On June 21, 1999, The Wells Fund XI-REIT Joint Venture was amended and restated as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XII, L.P. (“Fund XII”). The general partners of Fund XI and Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.

On May 18, 1999, the Joint Venture purchased a two-story manufacturing and office building containing approximately 168,000 square feet, known as 111 Southchase Boulevard, located in Fountain Inn, South Carolina. On July 2, 1999, the Joint Venture purchased a three-story office building containing approximately 70,000 square feet, known as the 20/20 Building, located in Leawood, Kansas. On August 17, 1999, the Joint Venture purchased an office and warehouse building containing approximately 130,000 square feet, known as the Johnson Matthey Building, located in Wayne, Pennsylvania. On September 20, 1999, the Joint Venture purchased a two-story office building containing approximately 62,000 square feet, known as the Gartner Building, located in Fort Myers, Florida.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

The Joint Venture evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such assets in third quarter 2008. Accordingly, the Joint Venture reduced the carrying value of the 20/20 Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,678,000 in the third quarter of 2008.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $512 are included in tenant receivables as of December 31, 2008 and 2007, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately four years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $5,956 is included in other assets as of December 31, 2008 and 2007. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XI, Fund XII, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XI and Fund XII are parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services–Industrial and Commercial properties leased on a net basis for ten years or more
Fund XI	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XII	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $7,006, $14,278, and $0, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2008 and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $9,192 and $2,815, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses that are payable to Wells Management of $13,826, $39,396, and $37,891, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2008 and December 31, 2007 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2008	2007
Property management fees	$1,741	$922
Administrative reimbursements	600	1,972

	$2,341	$2,894

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the Gartner Building, which was sold on April 13, 2005, and 111 Southchase Boulevard, which was sold on May 23, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2008	2007	2006
Rental income	$0	$267,937	$0
Reimbursement income	0	512	5,956
Interest and other income	819	0	0

Total revenues	819	268,449	5,956
Property operating costs	0	7,832	166,117
Management and leasing fees	0	12,134	7,200
Depreciation	0	45,861	116,684
Amortization	0	14,968	0
Bad debt expense	0	512	5,956
General and administrative	502	20,802	47,327

Total expenses	502	102,109	343,284

Operating income (loss)	317	166,340	(337,328)
Gain on disposition	0	1,977,731	0

Income (loss) from discontinued operations	$317	$2,144,071	$(337,328)

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$1,118,202
2010	1,146,070
2011	1,161,557
2012	1,002,828
2013	144,974
Thereafter	24,216

$4,597,847

Two tenants generated approximately 72% and 27% of rental income for the year ended December 31, 2008, and three tenants will generate approximately 61%, 23% and 16% of future minimum rental income.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$(1,933,553)	$1,766,667	$5,554,034	$291,956	$7,612,657	$2,666,898	1998	07/02/99

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$15,311,227	$3,127,646

Additions	70,704	305,267

BALANCE AT DECEMBER 31, 2006	15,381,931	3,432,913

Additions	1,961,239	265,448
Dispositions	(6,443,421)	(1,373,050)

BALANCE AT DECEMBER 31, 2007	10,899,749	2,325,311

Additions	391,044	341,587
Impairments(1)	(3,678,136)	0

BALANCE AT DECEMBER 31, 2008	$7,612,657	$2,666,898

(1)

As of September 30, 2008, The Wells Fund XI-Fund XII-REIT Joint Venture wrote-down the basis of the 20/20 Building to reduce the carrying value of the property to its estimated fair value as a result of management refining its strategy for disposing of this building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter LLC

Atlanta, Georgia

March 20, 2009

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$6,712,073	$6,712,073
Building and improvements, less accumulated depreciation of $9,740,625 and $8,743,620 at December 31, 2008 and 2007, respectively	24,744,593	25,741,598

Total real estate assets	31,456,666	32,453,671

Cash and cash equivalents	846,666	895,253
Tenant receivables	610,180	705,140
Other assets	112,527	216,431

Total assets	$33,026,039	$34,270,495

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$66,454	$71,098
Due to affiliates	6,785	7,444
Deferred income	108,012	128,038
Partnership distributions payable	823,148	958,173

Total liabilities	1,004,399	1,164,753

Partners’ capital:
Wells Real Estate Fund XII, L.P.	14,405,736	14,893,452
Piedmont Operating Partnership, LP	17,615,904	18,212,290

Total partners’ capital	32,021,640	33,105,742

Total liabilities and partners’ capital	$33,026,039	$34,270,495

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$3,897,204	$3,976,156	$3,974,121
Tenant reimbursements	306,140	310,123	303,896
Interest and other income	12,492	37,400	37,668

Total revenues	4,215,836	4,323,679	4,315,685

EXPENSES:
Property operating costs	329,777	341,843	313,184
Management and leasing fees	187,211	195,740	179,851
Depreciation	997,005	997,004	996,922
General and administrative	156,758	85,251	99,323

Total expenses	1,670,751	1,619,838	1,589,280

NET INCOME FROM CONTINUING OPERATIONS	2,545,085	2,703,841	2,726,405

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0	24,213	(22,850)

NET INCOME	$2,545,085	$2,728,054	$2,703,555

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2005	$15,783,855	$19,301,089	$35,084,944

Net income	1,216,276	1,487,279	2,703,555
Partnership distributions	(1,630,813)	(1,994,182)	(3,624,995)

Balance, December 31, 2006	15,369,318	18,794,186	34,163,504

Net income	1,227,297	1,500,757	2,728,054
Partnership distributions	(1,703,163)	(2,082,653)	(3,785,816)

Balance, December 31, 2007	14,893,452	18,212,290	33,105,742

Net income	1,144,983	1,400,102	2,545,085
Partnership distributions	(1,632,699)	(1,996,488)	(3,629,187)

Balance, December 31, 2008	$14,405,736	$17,615,904	$32,021,640

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,545,085	$2,728,054	$2,703,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	997,005	997,004	996,922
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	94,960	48,357	(54,838)
Decrease (increase) in other assets	103,904	(85,307)	193,845
(Decrease) increase in accounts payable and accrued expenses	(4,644)	3,814	15,254
Decrease in due to affiliates	(659)	(1,243)	(3,376)
Decrease in deferred income	(20,026)	(145,391)	(140,353)

Net cash provided by operating activities	3,715,625	3,545,288	3,711,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	0	0	(58,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(3,764,212)	(3,756,810)	(3,567,653)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,587)	(211,522)	84,656

CASH AND CASH EQUIVALENTS, beginning of year	895,253	1,106,775	1,022,119

CASH AND CASH EQUIVALENTS, end of year	$846,666	$895,253	$1,106,775

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$823,148	$958,173	$929,167

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

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

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed, or having operating histories. On May 10, 2000, the Joint Venture purchased an approximately 77,000 square foot, three-story office building, 4685 Investment Drive (formerly known as the “Siemens Building”), located in Troy, Michigan. On December 28, 2000, the Joint Venture purchased a 50,000 square foot one-story office building and a 78,500 square foot two-story office building, collectively, the AT&T Oklahoma Building, located in Oklahoma City, Oklahoma. On May 15, 2001, the Joint Venture purchased an approximately 201,000 square foot three-story office building, the Comdata Building, located in Brentwood, Tennessee.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2008. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2008 or 2007.

Other Assets

Other assets is comprised of the following items as of December 31, 2008 and 2007, respectively:

	2008	2007
Prepaid property taxes	$108,012	$0
Prepaid insurance	4,308	4,176
Interest receivable	207	2,372
Due from The Wells Fund XI-XII-REIT Joint Venture	0	209,883

Total	$112,527	$216,431

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XII and Piedmont OP held ownership interests in the Joint Venture of approximately 45% and 55%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XII and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XII is a party to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of its general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services–Industrial and Commercial properties leased on a net basis for ten years or more
Fund XII	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $84,223, $120,002, and $179,851, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2008 and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $102,989 and $75,749, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses that are payable to Wells Management of $9,586, $23,201, and $39,697, respectively.

In addition, Piedmont Management also performs certain administrative services for the Joint Venture and incurs the related expense. During the years ended December 31, 2008 and 2007, the Joint Venture incurred administrative expenses payable to Piedmont Management, or its affiliates, of $23,032 and $4,651, respectively.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and December 31, 2007 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2008	2007
Property management fees	$1,485	$5,762
Administrative reimbursements	5,300	1,682

	$6,785	$7,444

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the AT&T Oklahoma Building, which was sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2008	2007	2006
Interest and other income	$0	$25,501	$0

Property operating costs	0	1,288	22,850

Operating income (loss)	0	24,213	(22,850)

Income (loss) from discontinued operations	$0	$24,213	$(22,850)

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$3,505,956
2010	3,535,577
2011	3,566,086
2012	3,642,485
2013	3,689,844
Thereafter	8,353,728

$26,293,676

Two tenants generated approximately 63% and 37% of rental income for the year ended December 31, 2008, and two tenants will generate approximately 72% and 28% of future minimum rental income.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
4685 INVESTMENT DRIVE
(formerly known as the “Siemens Building”)(a)	None	$2,143,588	$12,151,402	$ 593,110	$2,232,905	$12,655,195	$0	$14,888,100	$ 4,630,274	2000	05/10/00
COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,307,172	4,479,168	21,830,023	0	26,309,191	5,110,351	1986	5/15/01

Total		$6,443,588	$32,853,421	$ 1,900,282	$6,712,073	$34,485,218	$0	$41,197,291	$ 9,740,625

(a)	4685 Investment Drive is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$41,138,591	$6,749,694

Additions	58,700	996,922

BALANCE AT DECEMBER 31, 2006	41,197,291	7,746,616

Additions	0	997,004

BALANCE AT DECEMBER 31, 2007	41,197,291	8,743,620

Additions	0	997,005

BALANCE AT DECEMBER 31, 2008	$41,197,291	$9,740,625

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(c)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-83933)

*10	(d)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(e)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(f)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(g)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32009)

*10	(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

Exhibit Number		Description of Document

*10	(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(t)	Purchase and Sale Agreement for the sale of the Johnson Matthey Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(u)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(v)	Purchase and Sale Agreement for the sale of the Gartner Building, , the AT&T Oklahoma Building, the AmeriCredit Building, and the John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10	(w)	Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(tt) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(x)	Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(y)	Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(z)	Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

Exhibit Number	Description of Document

*10(aa)	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10(bb)	Second Amendment to Lease Agreement relating to 4685 Investment Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XII, L.P. for the quarter ended September 30, 2008, Commission File No. 0-30287)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002