Form 10-Q
period 2009-09-30
WELLS REAL ESTATE FUND XII LP
filed 2009-11-12
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2009	December 31, 2008
Investment in joint ventures	$15,045,441	$15,370,832
Cash and cash equivalents	349,856	265,257
Due from joint ventures	351,774	370,318
Other assets	0	125

Total assets	$15,747,071	$16,006,532

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$20,332	$29,890
Due to affiliates	6,185	8,235
Partnership distributions payable	276,127	275,489

Total liabilities	302,644	313,614

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,044,188 units and 3,016,188 units issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	15,444,427	15,692,918
Tax Preferred – 516,931 units and 544,931 units issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	0	0
General partners	0	0

Total partners’ capital	15,444,427	15,692,918

Total liabilities and partners’ capital	$15,747,071	$16,006,532

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$230,662	$(342,779)	$741,299	$242,237

INTEREST AND OTHER INCOME	0	651	0	2,164

GENERAL AND ADMINISTRATIVE EXPENSES	45,619	52,021	162,685	163,947

NET INCOME (LOSS)	$185,043	$(394,149)	578,614	$80,454

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$185,043	$(394,149)	$578,614	$80,454

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$0	$0	$0	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.06	$(0.13)	$0.19	$0.03

TAX PREFERRED	$0.00	$ 0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,044,188	3,016,188	3,025,522	3,016,188

TAX PREFERRED	516,931	544,931	535,597	544,931

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	3,013,500	$16,732,868	547,619	$0	$0	$16,732,868

Tax preferred conversion elections	2,688	0	(2,688)	0	0	0
Net income	0	287,405	0	0	0	287,405
Distributions of operating cash flow ($0.44 per weighted-average Cash Preferred Unit)	0	(1,327,355)	0	0	0	(1,327,355)

BALANCE, December 31, 2008	3,016,188	15,692,918	544,931	0	0	15,692,918

Tax preferred conversion elections	28,000	0	(28,000)	0	0	0
Net income	0	578,614	0	0	0	578,614
Distributions of operating cash flow ($0.27 per weighted-average Cash Preferred Unit)	0	(827,105)	0	0	0	(827,105)

BALANCE, September 30, 2009	3,044,188	$15,444,427	516,931	$0	$0	$15,444,427

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$578,614	$80,454
Operating distributions received from joint ventures	1,102,323	1,286,235
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(741,299)	(242,237)
Changes in assets and liabilities:
Decrease in other assets	125	1,172
Decrease in accounts payable and accrued expenses	(9,558)	(16,502)
(Decrease) increase in due to affiliates	(2,050)	2,099

Net cash provided by operating activities	928,155	1,111,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(17,089)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(826,467)	(1,055,243)

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,599	55,978

CASH AND CASH EQUIVALENTS, beginning of period	265,257	205,220

CASH AND CASH EQUIVALENTS, end of period	$349,856	$261,198

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$276,127	$350,622

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from October 1, 2009 through November 12, 2009, the date of filing with the SEC.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding non-financial assets and non-financial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (“Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XI-XII-REIT Associates	$323,005	$311,047	$(36,890)	$(3,729,538)	$0	$0	$(36,890)	$(3,729,538)
Fund XII-REIT Associates	951,138	1,071,191	526,731	654,757	0	0	526,731	654,757

	$1,274,143	$1,382,238	$489,841	$(3,074,781)	$0	$0	$489,841	$(3,074,781)

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XI-XII-REIT Associates	$915,315	$838,011	$(15,931)	$(3,791,485)	$0	$317	$(15,931)	$(3,791,168)
Fund XII-REIT Associates	2,859,033	3,220,864	1,653,823	1,978,549	0	0	1,653,823	1,978,549

	$3,774,348	$4,058,875	$1,637,892	$(1,812,936)	$0	$317	$1,637,892	$(1,812,619)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$0	$0	$0	$317	$0	$317

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $11,084 and $9,620 for the three months ended September 30, 2009 and 2008, respectively, and $28,490 and $29,537 for the nine months ended September 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,659 and $23,277 payable to Wells Capital and Wells Management for the three months ended September 30, 2009 and 2008, respectively, and $71,561 and $71,730 for the nine months ended September 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $23.7 million as of October 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. The parties are presently engaged in expert discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter of 2009 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level in the near-term.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs and portfolio costs. Later, as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and to minimize contingencies and our post-closing involvement with buyers. As of October 31, 2009, the Partnership owned interests in three properties.

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

Short-Term Liquidity

During the nine months ended September 30, 2009, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $928,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $826,000 to Cash Preferred limited partners and to invest approximately $17,000 in Fund XI-XII-REIT Associates to fund capital improvements anticipated at the 20/20 Building, and reserved the remainder to fund future capital improvements for the 20/20 Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline slightly in the near-term, as compared to prior year, due to the reduction in the rental rate and absorbing the rental abatement period from November 2009 through January 2010 at 4685 Investment Drive as a result of the lease amendment with sole tenant executed in November 2008.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $303,000, as of September 30, 2009.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

As of September 30, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2009	Undistributed Net Sale Proceeds as of September 30, 2009
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $230,662 and $(342,779) for the three months ended September 30, 2009 and 2008, respectively, and $741,299 and $242,237 for the nine months ended September 30, 2009 and 2008, respectively. The increases are primarily a result of the impairment loss recognized by Fund XI-XII-REIT Associates related to the 20/20 Building in the third quarter of 2008, of which, approximately $629,000 was allocated to the Partnership, partially offset by a lease extension executed in the fourth quarter of 2008 with the sole tenant at 4685 Investment Drive under which the base rental rate was reduced in favor of not providing a landlord-funded tenant allowance.

Absent future leasing activities at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at similar levels in the near term.

General and Administrative Expenses

General and administrative expenses were $45,619 and $52,021 for the three months ended September 30, 2009 and 2008, respectively. The decrease is primarily attributable to a temporary decline in accounting fees related to the timing of work performed by our external accountants in the current year and a decrease in Tennessee partnership franchise and excise taxes as a result of a change in estimate. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.

General and administrative expenses were relatively stable at $162,685 and $163,947 for the nine months ended September 30, 2009 and 2008, respectively.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the third quarter of 2008, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000 (approximately $629,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of management refining its strategy for disposing of this building.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 12, 2009	/s/ DOUGLAS P. WILLIAMS
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