Form 10-K
period 2009-12-31
WELLS REAL ESTATE FUND XII LP
filed 2010-03-18
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

We have transitioned from the holding phase into the positioning-for-sale phase of our life cycle. Accordingly, the Partnership is focusing on the remaining assets, maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2009, 2008, and 2007.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On

April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. As a result, current economic conditions and the credit crisis have caused commercial real estate values and market rental rates to decline significantly and will likely continue to put downward pressure on these values and market rental rates. Our estimated unit valuations as of December 31, 2009 have declined from their prior year levels and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.

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

The ability of our tenants to generate revenues is substantially dependent upon their financial condition and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

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

The Partnership and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

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

Limited partners may approve any of the above actions by majority vote of the outstanding units. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

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

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management, leasing and asset management fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions. At times, our cash balances may exceed the federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of our corporate general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

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

Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

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

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.

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

Investments in joint ventures with affiliates and Piedmont Operating Partnership, LP will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates and Piedmont Operating Partnership, LP. In addition, Piedmont Operating Partnership, LP has a majority interest in both of the Partnership’s joint ventures and, as a result, holds the controlling vote on significant joint venture matters. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

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

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2009.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2009	2008	2007	2006	2005
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	•Wells Real Estate Fund XI, L.P. •Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	1. 111 Southchase Boulevard(1) A two-story manufacturing and office building located in Fountain Inn, South Carolina	—	—	—	100%	0%
			2. 20/20 Building A three-story office building located in Leawood, Kansas	91%	91%	77%	77%	0%
			3. Gartner Building(2) A two-story office building located in Ft. Myers, Florida	—	—	—	—	—

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	•Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	45.0% 55.0%	4. 4685 Investment Drive A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
			5. AT&T Oklahoma Building(2) A one-story office building and a two-story office building located in Oklahoma City, Oklahoma	—	—	—	—	—
			6. Comdata Building A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)	This property was sold in May 2007.

(2)	These properties were sold in April 2005.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2009, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

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

20/20 Building

The 20/20 Building is a three-story office building containing approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City (“Blue Cross and Blue Shield”) entered into a lease agreement for approximately 21% of the 20/20 Building that commenced in February 2007 and will expire in October 2012. Blue Cross and Blue Shield has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing February 1, 2007 through June 30, 2007. As of December 31, 2009, annualized base rent payable was approximately $278,000 and is scheduled to increase by approximately 1.39% annually each November. The annualized base rent in 2012 will be approximately $285,000.

In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. (“EPOCH”) entered into a lease agreement for approximately 56% of the 20/20 Building that commenced in June 2007 and will expire in October

2012. EPOCH has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing June 1, 2007 through October 31, 2007. As of December 31, 2009, annualized base rent payable was approximately $727,000 and is scheduled to increase by approximately 1.39% annually each November. The annualized base rent in 2012 will be approximately $747,000.

In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. (“Nolan”) entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. The lease allowed for a two-month rental abatement period commencing December 2008 through January 2009. As of December 31, 2009, annualized base rent payable was approximately $138,000 and is scheduled to increase by approximately 1.39% annually each March. The annualized base rent in 2014 will be approximately $145,000.

Gartner Building

The Gartner Building is a two-story office building containing approximately 62,000 rentable square feet on a 4.9-acre tract of land located in Fort Myers, Florida. On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party for a gross sale price of approximately $12,520,000. As a result of the sale of the Gartner Building, the Partnership received net sale proceeds of approximately $2,118,000 and was allocated a gain of approximately $766,000.

4685 Investment Drive

The 4685 Investment Drive building is a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan. The entire 4685 Investment Drive building is currently under a lease agreement with Continental Automotive Systems US, Inc. (“Continental”), formerly Siemens Automotive Corporation. The initial Continental lease was set to expire on August 31, 2010. On October 29, 2008, Continental entered into a lease amendment to (i) extend the lease term to October 31, 2015 and (ii) decrease monthly base rent from approximately $131,000 to approximately $82,000. The execution of the lease amendment allowed Fund XII-REIT Associates to avoid funding any tenant improvement allowances while extending the lease term by 62 months. Continental has the right to extend the lease for one additional five-year period at 95% of the then-current fair market rental rates. The Continental lease amendment allowed for a three-month rental abatement period commencing November 2009 through January 2010. As of December 31, 2009, the annualized base rent payable was approximately $1,012,000 and is scheduled to increase by approximately 3% annually each November. The annualized base rent in 2015 will be approximately $1,173,000.

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

Comdata Building

The Comdata Building is a three-story office building containing approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee. The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. (“Comdata”), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2009, the annual base rent was approximately $2,519,000 and continues through March 2012. Annual base rent increases in April 2012 to approximately $2,579,000 through the remainder of the lease term.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Item 1. of this report.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2010, 3,044,188 Cash Preferred Units and 516,931 Tax Preferred Units, held by a total of 1,250 and 99 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.13 per Cash Preferred Unit and $8.88 per Tax Preferred Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2009. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2009, to be approximately $4.93 per Cash Preferred Unit and $5.28 per Tax Preferred Unit, based upon market conditions existing in early December 2009. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.13 per Cash Preferred Unit and $8.88 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2008 and 2009 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2008	$350,622	$0.12	$0.00
June 30, 2008	$350,622	$0.12	$0.00
September 30, 2008	$350,622	$0.12	$0.00
December 31, 2008	$275,489	$0.08	$0.01
March 31, 2009	$275,489	$0.00	$0.09
June 30, 2009	$275,489	$0.00	$0.09
September 30, 2009	$276,127	$0.00	$0.09
December 31, 2009	$276,127	$0.00	$0.09

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2008 or 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2009, 2008, 2007, 2006, and 2005 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2009	2008	2007	2006	2005
Total assets	$15,664,047	$16,006,532	$17,134,209	$18,071,840	$18,615,418
Equity in income of Joint Ventures	$982,070	$496,581	$1,582,195	$1,049,727	$5,300,846
Net income	$763,182	$287,405	$1,425,731	$803,720	$5,311,195
Net income (loss) allocated to Limited Partners:
Cash Preferred	$763,182	$287,405	$1,140,618	$1,303,927	$2,256,111
Tax Preferred	$0	$0	$285,113	$(500,207)	$3,055,084
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.25	$0.10	$0.38	$ 0.43	$0.76
Tax Preferred	$0.00	$0.00	$0.52	$(0.90)	$5.25
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$0.00	$0.43	$0.40	$ 0.41	$0.57
Return of capital	$0.36	$0.01	$0.00	$ 0.00	$0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$ 0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$ 0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$0.00	$0.00	$0.19	$ 0.00	$3.17
Tax Preferred	$0.00	$0.00	$1.17	$ 0.00	$6.71

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We have transitioned from the holding phase to the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. Our focus in the near-term is to concentrate on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter of 2009 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or decline in the near-term due to the current volatility in the automotive industry and its potential impact on 4685 Investment Drive.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers. As of February 28, 2010, the Partnership owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•

The 20/20 Building, located in Leawood, Kansas, is 91% leased. The major leases for approximately 80% of the building extend through October 2012. We are actively working on re-leasing the remaining vacant space in this building.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 5.9% in the fourth quarter of 2009, according to preliminary estimates. For the full year of 2009, real GDP decreased 2.4% compared with a growth rate of 0.4% in 2008. The decrease in real GDP in 2009 reflected negative contributions from nonresidential fixed investment, private inventory investment, residential fixed investment, and personal consumption expenditures.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2009, as evidenced by a vacancy rate of 17.0% for the fourth quarter compared to 14.5% vacancy this same time a year ago. There was negative net absorption of 81 million square feet in 2009 in addition to the 42 million square feet of negative absorption in 2008. Average rents also have declined from their peak of $29.37 in third quarter 2008, to current rates of $27.80, a decline of 5.3%.

Office fundamentals deteriorated as expected in 2009 with rising vacancies, lower rental rates and negative absorption. Though the recession may have technically ended, the labor markets have yet to stabilize. Until labor markets stabilize and businesses start hiring again, thereby requiring more space, office market fundamentals will remain weak.

Transaction volume was significantly lower in 2009 compared with earlier years. The volume of office properties selling for more than $5 million decreased to $15.5 billion in 2009, a 71% decrease from 2008 numbers and a 93% decrease from the $211 billion recorded in 2007. However, the second half of 2009 was more active than the first half, implying that the investment markets could be improving. The anticipation of distressed sales of over-leveraged properties in 2009 never fully materialized, as lenders have generally opted to extend or restructure loans to avoid foreclosures.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2009, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,232,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $1,103,000 to Cash Preferred limited partners during the year ended December 31, 2009 and reserved the majority of the remainder to fund future capital improvements for the 20/20 Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline slightly in the near-term due to absorbing rent abatements in connection with the recently executed lease amendment at 4685 Investment Drive.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $311,000, as of December 31, 2009.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

As of December 31, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2009	Undistributed Net Sale Proceeds as of December 31, 2009
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2008

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $982,070 and $496,581 for the years ended December 31, 2009 and 2008, respectively. The increase is primarily attributable to the impairment loss recognized by Fund XI-XII-REIT Associates for the 20/20 Building in the third quarter of 2008, of which, approximately $629,000 was allocated to the Partnership, partially offset by absorbing the annual impact of a lease extension executed with the sole tenant of 4685 Investment Drive in the fourth quarter of 2008, which called for lower base rents in lieu of a landlord-funded tenant allowance.

Absent future leasing activities at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at similar levels in the near term.

General and Administrative Expenses

General and administrative expenses remained relatively stable at $218,888 and $211,812 for the years ended December 31, 2009 and 2008, respectively.

Absent timing differences, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

General and Administrative Expenses

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

In the third quarter of 2008, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000 (approximately $629,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of management refining its strategy for the disposition of this building.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2009 and 2008.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2009. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2009 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc., Wells Real Estate Investment Trust III, Inc., and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 66, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc. and Wells Real Estate Investment Trust III, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the reports on a timely basis in 2009 except as follows: The initial report on Form 3 of Kevin D. Race, an officer of Wells Capital, was not reported on a timely basis and was inadvertently filed late by Mr. Race.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any of the General Partners’ individual employees, officers, or directors. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership, tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership, or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.508 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an individual retirement account and 0.007 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2009.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $35,382, $39,089, and $56,429 for the years ended December 31, 2009, 2008, and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $96,860, $94,217, and $79,905 payable to Wells Capital and Wells Management for the years ended December 31, 2009, 2008, and 2007, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2009, 2008, or 2007.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2009 and 2008, are set forth in the table below.

	Frazier & Deeter, LLC
	2009	2008
Audit Fees	$30,948	$29,257
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$30,948	$29,257

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

During the fiscal years ended December 31, 2009 and 2008, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 18, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 18, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Investment in joint ventures	$14,986,012	$15,370,832
Cash and cash equivalents	377,835	265,257
Due from joint ventures	300,200	370,318
Other assets	0	125

Total assets	$15,664,047	$16,006,532

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$24,379	$29,890
Due to affiliates	10,673	8,235
Partnership distributions payable	276,127	275,489

Total liabilities	311,179	313,614

Commitments and contingencies

Partners’ Capital:
Limited partners:
Cash preferred – 3,044,188 and 3,016,188 units issued and outstanding as of December 31, 2009 and 2008, respectively	15,352,868	15,692,918
Tax preferred – 516,931 and 544,931 units issued and outstanding as of December 31, 2009 and 2008, respectively	0	0
General partners	0	0

Total partners’ capital	15,352,868	15,692,918

Total liabilities and partners’ capital	$15,664,047	$16,006,532

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$982,070	$496,581	$1,582,195

INTEREST AND OTHER INCOME	0	2,636	37,713

GENERAL AND ADMINISTRATIVE	218,888	211,812	194,177

NET INCOME	$763,182	$287,405	$1,425,731

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$763,182	$287,405	$1,140,618

TAX PREFERRED	$0	$0	$285,113

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.25	$0.10	$0.38

TAX PREFERRED	$0.00	$0.00	$0.52

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,030,188	3,016,188	3,009,500

TAX PREFERRED	530,931	544,931	551,619

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	3,003,500	$17,375,625	557,619	$365,315	$0	$17,740,940

Tax preferred conversion elections	10,000	6,569	(10,000)	(6,569)	0	0
Net income	0	1,140,618	0	285,113	0	1,425,731
Distributions of operating cash flow ($0.40 per weighted-average Cash Preferred Unit)	0	(1,203,803)	0	0	0	(1,203,803)
Distributions of net sale proceeds ($0.19 and $1.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(586,141)	0	(643,859)	0	(1,230,000)

BALANCE, December 31, 2007	3,013,500	16,732,868	547,619	0	0	16,732,868

Tax preferred conversion elections	2,688	0	(2,688)	0	0	0
Net income	0	287,405	0	0	0	287,405
Distributions of operating cash flow ($0.44 per weighted-average Cash Preferred Unit)	0	(1,327,355)	0	0	0	(1,327,355)

BALANCE, December 31, 2008	3,016,188	15,692,918	544,931	0	0	15,692,918

Tax preferred conversion elections	28,000	0	(28,000)	0	0	0
Net income	0	763,182	0	0	0	763,182
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(1,103,232)	0	0	0	(1,103,232)

BALANCE, December 31, 2009	3,044,188	$15,352,868	516,931	$0	$0	$15,352,868

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$763,182	$287,405	$1,425,731
Operating distributions received from joint ventures	1,454,097	1,708,657	1,690,114
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(982,070)	(496,581)	(1,582,195)
Operating changes in assets and liabilities:
Decrease (increase) in other assets	125	1,271	(198)
(Decrease) increase in accounts payable and accrued expenses	(5,511)	(10,738)	24,212
Increase in due to affiliates	2,438	1,521	1,041

Net cash provided by operating activities	1,232,261	1,491,535	1,558,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(17,089)	(25,633)	(346,217)
Net sale proceeds received from joint ventures	0	0	1,236,702

Net cash (used in) provided by investing activities	(17,089)	(25,633)	890,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	(242,948)	(1,405,865)	(1,158,615)
Operating distributions paid to limited partners in excess of accumulated operating income	(859,646)	0	0
Net sale proceeds distributions paid to limited partners	0	0	(1,230,000)

Net cash used in financing activities	(1,102,594)	(1,405,865)	(2,388,615)

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,578	60,037	60,575

CASH AND CASH EQUIVALENTS, beginning of year	265,257	205,220	144,645

CASH AND CASH EQUIVALENTS, end of year	$377,835	$265,257	$205,220

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$276,127	$275,489	$353,999

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	•Wells Real Estate Fund XI, L.P. •Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	1. 111 Southchase Boulevard(1) A two-story manufacturing and office building located in Fountain Inn, South Carolina 2. 20/20 Building A three-story office building located in Leawood, Kansas
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	•Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	3. 4685 Investment Drive A three-story office building located in Troy, Michigan 4. Comdata Building A three-story office building located in Brentwood, Tennessee

(1)	This property was sold in May 2007.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2008, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Partnership’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Partnership adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to nonfinancial instruments. The adoption of ASC 820 for nonrecurring nonfinancial assets and liabilities did not have a material impact on the Partnership’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund XI-XII-REIT Associates evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2008. Accordingly, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000 (approximately $629,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of management refining its strategy for disposing of this building. This impairment loss is included in income (loss) from continuing operations for the year ended December 31, 2008 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2009 and 2008, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2009 and 2008, respectively, from the Joint Ventures:

	2009	2008
Fund XI-XII-REIT Associates	$18,380	$0
Fund XII-REIT Associates	281,820	370,318

	$300,200	$370,318

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2009 and 2008 are summarized below:

	2009		2008
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$949,484	17%	$965,096	17%
Fund XII-REIT Associates	14,036,528	45%	14,405,736	45%

	$14,986,012		$15,370,832

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2009 and 2008 are presented below:

	2009	2008
Investment in Joint Ventures, beginning of year	$15,370,832	$16,496,531
Equity in income of Joint Ventures	982,070	496,581
Contributions to Joint Ventures	17,089	25,633
Distributions from Joint Ventures	(1,383,979)	(1,647,913)

Investment in Joint Ventures, end of year	$14,986,012	$15,370,832

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2009	2008	2009	2008	2009	2008
Fund XI-XII-REIT Associates	$5,905,534	$6,148,486	$349,988	$501,584	$5,555,546	$5,646,902
Fund XII-REIT Associates	32,293,327	33,026,039	1,092,369	1,004,399	31,200,958	32,021,640

	$38,198,861	$39,174,525	$1,442,357	$1,505,983	$36,756,504	$37,668,542

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Fund XI-XII-REIT Associates	$1,198,983	$1,074,480	$890,788	$(39,300)	$(3,794,582)	$(67,302)	$0	$317	$2,144,071	$(39,300)	$(3,794,265)	$2,076,769
Fund XII-REIT Associates	3,812,453	4,215,836	4,323,679	2,197,888	2,545,085	2,703,841	0	0	24,213	2,197,888	2,545,085	2,728,054

	$5,011,436	$5,290,316	$5,214,467	$2,158,588	$(1,249,497)	$2,636,539	$0	$317	$2,168,284	$2,158,588	$(1,249,180)	$4,804,823

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	2009			2008			2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$0	$0	$0	$317	$0	$317	$166,340	$1,977,731	$2,144,071
Fund XII-REIT Associates	0	0	0	0	0	0	24,213	0	24,213

	$0	$0	$0	$317	$0	$317	$190,553	$1,977,731	$2,168,284

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $35,382, $39,089, and $56,429 for the years ended December 31, 2009, 2008, and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $96,860, $94,217, and $79,905 payable to Wells Capital and Wells Management for the years ended December 31, 2009, 2008, and 2007, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2009 and 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

5.	PER-UNIT AMOUNTS

Income per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Cash Preferred Units or Tax Preferred Units, or to change their prior elections, on a quarterly basis.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Financial statement net income	$763,182	$287,405	$1,425,731
Adjustments in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(1,983)	879	1,106
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	72,581	82,410	60,522
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	24,598	133,550	(204,795)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	0	0	(33,508)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	0	628,534	0
Other	8,178	(12,390)	(112,256)

Income tax basis net income	$866,556	$1,120,388	$1,136,800

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Financial statement partners’ capital	$15,352,868	$15,692,918	$16,732,868
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	435	435	435
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(15,982)	(13,999)	(14,879)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,056,443	1,983,862	1,901,452
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(354,602)	(379,200)	(512,751)
Partnership’s distributions payable	276,127	275,489	353,999
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(342,346)	(342,346)	(342,346)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	628,534	628,534	0
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(24,849)	(24,849)	(24,849)
Other	(119,053)	(127,231)	(114,840)

Income tax basis partners’ capital	$21,908,975	$22,145,013	$22,430,489

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Joint Ventures	$249,968	$260,669	$230,662	$240,771
Interest and other income	$0	$0	$0	$0
Net income	$186,458	$207,113	$185,043	$184,568
Net income (loss) allocated to:
Cash Preferred limited partners	$186,458	$207,113	$185,043	$184,568
Tax Preferred limited partners	$0	$0	$0	$0
General Partners	$0	$0	$0	$0
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.06	$0.07	$0.06	$0.06
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.09	$0.09	$0.09	$0.09
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Joint Ventures	$290,024	$294,991	$(342,779)	$254,345
Interest and other income	$999	$514	$651	$472
Net income	$224,317	$250,286	$(394,149)	$206,951
Net income (loss) allocated to:
Cash Preferred limited partners	$224,317	$250,286	$(394,149)	$206,951
Tax Preferred limited partners	$0	$0	$0	$0
General Partners	$0	$0	$0	$0
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.07	$0.08	$(0.13)	$0.07
Tax Preferred	$0.00	$0.00	$ 0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(b)	$0.12	$0.12	$ 0.12	$0.09
Tax Preferred	$0.00	$0.00	$ 0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$ 0.00	$0.00
Tax Preferred	$0.00	$0.00	$ 0.00	$0.00

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2009, 2008, and 2007, are composed of the following items:

	2009	2008	2007
Salary reimbursements	$96,860	$94,217	$79,905
Taxes and licensing fees	58,619	50,979	47,082
Printing expenses	22,697	26,353	27,656
Independent accounting fees	16,077	21,593	25,237
Legal fees	12,468	5,903	5,111
Postage and delivery expenses	8,544	7,274	5,409
Computer costs	1,628	1,126	986
Other professional fees	1,383	3,770	2,146
Filing and registration fees	612	597	645

Total general and administrative costs	$218,888	$211,812	$194,177

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $2,965,676 and $2,666,898 at December 31, 2009 and 2008, respectively	3,108,632	2,887,136
Construction in progress	0	291,956

Total real estate assets	4,875,299	4,945,759

Cash and cash equivalents	340,429	344,481
Tenant receivables	448,201	595,503
Deferred leasing costs, less accumulated amortization of $181,767 and $105,663 at December 31, 2009 and 2008, respectively	239,874	260,904
Other assets, net	1,731	1,839

Total assets	$5,905,534	$6,148,486

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$145,027	$167,678
Accrued capital expenditures	0	274,283
Accrued deferred leasing costs	0	57,282
Due to affiliates	3,459	2,341
Deferred income	93,939	0
Partnership distributions payable	107,563	0

Total liabilities	349,988	501,584

Partners’ capital:
Wells Real Estate Fund XI, L.P.	1,452,610	1,476,498
Wells Real Estate Fund XII, L.P.	949,483	965,095
Piedmont Operating Partnership, LP	3,153,453	3,205,309

Total partners’ capital	5,555,546	5,646,902

Total liabilities and partners’ capital	$5,905,534	$6,148,486

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
REVENUES:
Rental income	$1,010,826	$879,921	$871,620
Reimbursement income	187,344	194,545	18,756
Interest and other income	813	14	412

Total revenues	1,198,983	1,074,480	890,788

EXPENSES:
Property operating costs	781,521	693,483	605,263
Management and leasing fees:
Related-party	21,463	16,198	4,959
Other	39,254	34,918	12,088
Depreciation	298,778	341,587	219,587
Amortization	65,795	52,155	51,366
Impairment loss	0	3,678,136	0
General and administrative	31,472	52,585	64,827

Total expenses	1,238,283	4,869,062	958,090

LOSS FROM CONTINUING OPERATIONS	(39,300)	(3,794,582)	(67,302)

DISCONTINUED OPERATIONS:
Operating income	0	317	166,340
Gain on disposition	0	0	1,977,731

Income from discontinued operations	0	317	2,144,071

NET INCOME (LOSS)	$(39,300)	$(3,794,265)	$2,076,769

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2006	$3,272,186	$2,138,666	$7,103,452	$12,514,304

Net income	543,034	354,899	1,178,836	2,076,769
Partnership contributions	529,749	346,217	1,150,000	2,025,966
Partnership distributions	(1,892,289)	(1,236,704)	(4,107,848)	(7,236,841)

Balance, December 31, 2007	2,452,680	1,603,078	5,324,440	9,380,198

Net loss	(992,124)	(648,402)	(2,153,739)	(3,794,265)
Partnership contributions	39,222	25,633	85,145	150,000
Partnership distributions	(23,280)	(15,214)	(50,537)	(89,031)

Balance, December 31, 2008	1,476,498	965,095	3,205,309	5,646,902

Net loss	(10,276)	(6,716)	(22,308)	(39,300)
Partnership contributions	26,148	17,089	56,763	100,000
Partnership distributions	(39,760)	(25,985)	(86,311)	(152,056)

Balance, December 31, 2009	$1,452,610	$949,483	$3,513,453	$5,555,546

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,300)	$(3,794,265)	$2,076,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	0	0	(1,977,731)
Impairment loss	0	3,678,136	0
Depreciation	298,778	341,587	265,448
Amortization	76,104	52,155	66,334
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	147,302	53,130	(631,213)
Decrease in other assets, net	108	1,392	2,482
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(22,651)	(201,306)	306,991
Increase (decrease) in due to affiliates	1,118	(553)	2,487
Increase (decrease) in deferred income	93,939	(58,951)	58,951

Net cash provided by operating activities	555,398	71,325	170,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	0	7,236,841
Investment in real estate assets	(502,601)	(116,761)	(1,961,239)
Payment of deferred leasing costs	(112,356)	(7,497)	(11,290)

Net cash (used in) provided by investing activities	(614,957)	(124,258)	5,264,312

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	100,000	150,000	2,025,966
Operating distributions to joint venture partners in excess of accumulated earnings	(44,493)	(89,031)	0
Net sale proceeds distributions to joint venture partners	0	0	(7,236,841)

Net cash provided by (used in) financing activities	55,507	60,969	(5,210,875)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,052)	8,036	223,955

CASH AND CASH EQUIVALENTS, beginning of year	344,481	336,445	112,490

CASH AND CASH EQUIVALENTS, end of year	$340,429	$344,481	$336,445

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$107,563	$0	$0

Accrued capital expenditures	$0	$274,283	$0

Accrued deferred leasing costs	$0	$57,282	$0

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

The Joint Venture evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared with the estimated fair value, primarily as a result of shortening the estimated holding period of such assets in the third quarter of 2008. Accordingly, the Joint Venture reduced the carrying value of the 20/20 Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,678,000 in the third quarter of 2008.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2009 or 2008.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $0 and $5,956 is included in other assets as of December 31, 2009 and 2008, respectively. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively, for the years ended December 31, 2009 and 2008. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XI, Fund XII, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Joint Venture’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Joint Venture adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non-financial instruments. The adoption of ASC 820 for nonrecurring non-financial assets and liabilities did not have a material impact on the Joint Venture’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $9,283, $7,006, and $14,278, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $12,180, $9,192, and $2,815, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administrative expenses that are payable to Wells Management of $0, $13,826, and $39,396, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2009 and December 31, 2008 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2009	2008
Property management fees	$3,459	$1,741
Administrative reimbursements	0	600

	$3,459	$2,341

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related to the office components of the Gartner Building, which was sold on April 13, 2005, and 111 Southchase Boulevard, which was sold on May 23, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2009	2008	2007
Rental income	$0	$0	$267,937
Reimbursement income	0	0	512
Interest and other income	0	819	0

Total revenues	0	819	268,449

Property operating costs	0	0	7,832
Management and leasing fees	0	0	12,134
Depreciation	0	0	45,861
Amortization	0	0	14,968
Bad debt expense	0	0	512
General and administrative	0	502	20,802

Total expenses	0	502	102,109

Operating income	0	317	166,340
Gain on disposition	0	0	1,977,731

Income from discontinued operations	$0	$317	$2,144,071

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2009 follows:

Year ended December 31:
2010	$1,146,070
2011	1,161,557
2012	1,002,828
2013	144,974
2014	24,216
Thereafter	0

$3,479,645

Three tenants generated approximately 64%, 24% and 12% of contractual rental income for the year ended December 31, 2009, and three tenants will generate approximately 60%, 23% and 17% of future contractual rental income.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(b)	Impairment Loss	Gross Carrying Amount as of December 31, 2009				Accumulated Depreciation(c)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements			Land	Buildings and Improvements	Construction in Progress	Total
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$1,972,901	$(3,678,136)	$1,766,667	$6,074,308	$0	$7,840,975	$2,965,676	1992	07/02/99

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2006	$15,381,931	$3,432,913

Additions	1,961,239	265,448
Dispositions	(6,443,421)	(1,373,050)

BALANCE AT DECEMBER 31, 2007	10,899,749	2,325,311

Additions	391,044	341,587
Impairments(1)	(3,678,136)	0

BALANCE AT DECEMBER 31, 2008	7,612,657	2,666,898

Additions	228,318	298,778
Dispositions	0	0

BALANCE AT DECEMBER 31, 2009	$7,840,975	$2,965,676

(1)

As of September 30, 2008, The Wells Fund XI-Fund XII-REIT Joint Venture wrote down the basis of the 20/20 Building to reduce the carrying value of the property to its estimated fair value as a result of management refining its strategy for the disposition of this building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter LLC

Atlanta, Georgia

March 18, 2010

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Real estate assets, at cost:
Land	$6,712,073	$6,712,073
Building and improvements, less accumulated depreciation of $10,737,630 and $9,740,625 at December 31, 2009 and 2008, respectively	23,747,588	24,744,593

Total real estate assets	30,459,661	31,456,666

Cash and cash equivalents	983,971	846,666
Tenant receivables	743,910	610,180
Other assets	105,785	112,527

Total assets	$32,293,327	$33,026,039

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$58,338	$66,454
Due to affiliates	14,190	6,785
Deferred income	393,410	108,012
Partnership distributions payable	626,431	823,148

Total liabilities	1,092,369	1,004,399

Partners’ capital:
Wells Real Estate Fund XII, L.P.	14,036,528	14,405,736
Piedmont Operating Partnership, LP	17,164,430	17,615,904

Total partners’ capital	31,200,958	32,021,640

Total liabilities and partners’ capital	$32,293,327	$33,026,039

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
REVENUES:
Rental income	$3,516,083	$3,897,204	$3,976,156
Tenant reimbursements	296,370	306,140	310,123
Interest and other income	0	12,492	37,400

Total revenues	3,812,453	4,215,836	4,323,679

EXPENSES:
Property operating costs	315,533	329,777	341,843
Management and leasing fees:
Related-party	166,973	187,211	195,740
Depreciation	997,005	997,005	997,004
General and administrative	135,054	156,758	85,251

Total expenses	1,614,565	1,670,751	1,619,838

NET INCOME FROM CONTINUING OPERATIONS	2,197,888	2,545,085	2,703,841

INCOME FROM DISCONTINUED OPERATIONS	0	0	24,213

NET INCOME	$2,197,888	$2,545,085	$2,728,054

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2006	$15,369,318	$18,794,186	$34,163,504

Net income	1,227,297	1,500,757	2,728,054
Partnership distributions	(1,703,163)	(2,082,653)	(3,785,816)

Balance, December 31, 2007	14,893,452	18,212,290	33,105,742

Net income	1,144,983	1,400,102	2,545,085
Partnership distributions	(1,632,699)	(1,996,488)	(3,629,187)

Balance, December 31, 2008	14,405,736	17,615,904	32,021,640

Net income	988,786	1,209,102	2,197,888
Partnership distributions	(1,357,994)	(1,660,576)	(3,018,570)

Balance, December 31, 2009	$14,036,528	$17,164,430	$31,200,958

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,197,888	$2,545,085	$2,728,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	997,005	997,005	997,004
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(133,730)	94,960	48,357
Decrease (increase) in other assets	6,742	103,904	(85,307)
(Decrease) increase in accounts payable and accrued expenses	(8,116)	(4,644)	3,814
Increase (decrease) in due to affiliates	7,405	(659)	(1,243)
Increase (decrease) in deferred income	285,398	(20,026)	(145,391)

Net cash provided by operating activities	3,352,592	3,715,625	3,545,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(3,215,287)	(3,764,212)	(3,756,810)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,305	(48,587)	(211,522)

CASH AND CASH EQUIVALENTS, beginning of year	846,666	895,253	1,106,775

CASH AND CASH EQUIVALENTS, end of year	$983,971	$846,666	$895,253

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$626,431	$823,148	$958,173

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed, or having operating histories. On May 10, 2000, the Joint Venture purchased an approximately 77,000 square foot, three-story office building, 4685 Investment Drive, located in Troy, Michigan. On December 28, 2000, the Joint Venture purchased a 50,000 square foot one-story office building and a 78,500 square foot two-story office building, collectively, the AT&T Oklahoma Building, located in Oklahoma City, Oklahoma. On May 15, 2001, the Joint Venture purchased an approximately 201,000 square foot three-story office building, the Comdata Building, located in Brentwood, Tennessee.

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2009.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2009 or 2008.

Other Assets

Other assets is comprised of the following items as of December 31, 2009 and 2008, respectively:

	2009	2008
Prepaid expenses	$105,785	$112,320
Interest receivable	0	207

Total	$105,785	$112,527

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XII and Piedmont OP held ownership interests in the Joint Venture of approximately 45% and 55%, respectively, for the years ended December 31, 2009 and 2008. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XII and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Joint Venture’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Joint Venture adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non- financial instruments. The adoption of ASC 820 for nonrecurring non-financial assets and liabilities did not have a material impact on the Joint Venture’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $75,118, $84,223, and $120,002, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007 the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $91,855, $102,989, and $75,749, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administrative expenses that are payable to Wells Management of $113, $9,586, and $23,201, respectively.

In addition, Piedmont Management also performs certain administrative services for the Joint Venture and incurs the related expense. During the years ended December 31, 2009, 2008 and 2007, the Joint Venture incurred administrative expenses payable to Piedmont Management, or its affiliates, of $41,509, $23,032, and $4,651, respectively.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2009 and December 31, 2008 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2009	2008
Property management fees	$9,270	$1,485
Administrative reimbursements	4,920	5,300

	$14,190	$6,785

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related to the AT&T Oklahoma Building, which was sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2009	2008	2007
Interest and other income	$0	$0	$25,501
Property operating costs	0	0	1,288

Operating income	0	0	24,213

Income from discontinued operations	$0	$0	$24,213

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2009 follows:

Year ended December 31:
2010	$3,451,251
2011	3,566,086
2012	3,642,485
2013	3,689,844
2014	3,723,182
Thereafter	4,630,546

$22,703,394

Two tenants generated approximately 75% and 25% of contractual rental income for the year ended December 31, 2009, and two tenants will generate approximately 72% and 28% of future contractual rental income.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2009				Accumulated Depreciation(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
4685 INVESTMENT DRIVE (formerly known as the “Siemens Building”)(a)	None	$2,143,588	$12,151,402	$593,110	$2,232,905	$12,655,195	$0	$14,888,100	$5,092,290	2000	05/10/00

COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,307,172	4,479,168	21,830,023	0	26,309,191	5,645,340	1989	5/15/01

Total		$6,443,588	$32,853,421	$1,900,282	$6,712,073	$34,485,218	$0	$41,197,291	$10,737,630

(a)	4685 Investment Drive is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2006	$41,197,291	$7,746,616

Additions	0	997,004

BALANCE AT DECEMBER 31, 2007	41,197,291	8,743,620

Additions	0	997,005

BALANCE AT DECEMBER 31, 2008	41,197,291	9,740,625

Additions	0	997,005

BALANCE AT DECEMBER 31, 2009	$41,197,291	$10,737,630

EXHIBIT INDEX

TO

2009 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(c)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-83933)

*10	(d)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(e)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(f)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(g)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32009)

*10	(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

Exhibit Number		Description of Document

*10	(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(t)	Purchase and Sale Agreement for the sale of the Johnson Matthey Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(u)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(v)	Purchase and Sale Agreement for the sale of the Gartner Building, , the AT&T Oklahoma Building, the AmeriCredit Building, and the John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10	(w)	Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(tt) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(x)	Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(y)	Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(z)	Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10	(aa)	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10	(bb)	Second Amendment to Lease Agreement relating to 4685 Investment Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XII, L.P. for the quarter ended September 30, 2008, Commission File No. 0-30287)

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002