Form 10-Q
period 2010-03-31
WELLS REAL ESTATE FUND XII LP
filed 2010-05-13
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2010	December 31, 2009
Investment in joint ventures	$14,886,497	$14,986,012
Cash and cash equivalents	330,378	377,835
Due from joint ventures	338,893	300,200

Total assets	$15,555,768	$15,664,047

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$21,468	$24,379
Due to affiliates	9,776	10,673
Partnership distributions payable	276,127	276,127

Total liabilities	307,371	311,179

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,248,397	15,352,868
Tax Preferred – 516,931 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	15,248,397	15,352,868

Total liabilities and partners’ capital	$15,555,768	$15,664,047

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2010	2009

EQUITY IN INCOME OF JOINT VENTURES	$239,378	$249,968

GENERAL AND ADMINISTRATIVE EXPENSES	67,722	63,510

NET INCOME	$171,656	$186,458

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$171,656	$186,458

TAX PREFERRED	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.06	$0.06

TAX PREFERRED	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,044,188	3,016,188

TAX PREFERRED	516,931	544,931

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,016,188	$15,692,918	544,931	$0	$0	$15,692,918

Tax preferred conversion elections	28,000	0	(28,000)	0	0	0
Net income	0	763,182	0	0	0	763,182
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(1,103,232)	0	0	0	(1,103,232)

BALANCE, December 31, 2009	3,044,188	15,352,868	516,931	0	0	15,352,868

Net income	0	171,656	0	0	0	171,656
Distributions of operating cash flow ($0.09 per weighted-average Cash Preferred Unit)	0	(276,127)	0	0	0	(276,127)

BALANCE, March 31, 2010	3,044,188	$15,248,397	516,931	$0	$0	$15,248,397

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,656	$186,458
Operating distributions received from joint ventures	300,200	370,318
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(239,378)	(249,968)
Operating changes in assets and liabilities:
Decrease in other assets	0	114
(Decrease) increase in accounts payable and accrued expenses	(2,911)	6,253
(Decrease) increase in due to affiliates	(897)	4,847

Net cash provided by operating activities	228,670	318,022

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(276,127)	(275,489)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,457)	42,533

CASH AND CASH EQUIVALENTS, beginning of period	377,835	265,257

CASH AND CASH EQUIVALENTS, end of period	$330,378	$307,790

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$276,127	$275,489

See accompanying notes.

.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	•Wells Real Estate Fund XI, L.P. •Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	1. 20/20 Building A three-story office building located in Leawood, Kansas
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	•Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	2. 4685 Investment Drive A three-story office building located in Troy, Michigan 3. Comdata Building A three-story office building located in Brentwood, Tennessee

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Distributions of Net Cash from Operations

Net cash from operations, if available and unless reserved, is generally distributed quarterly to the limited partners as follows:

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to ASC Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASC 820 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months ended March 31, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Fund XI-XII-REIT Associates	$280,980	$317,594	$(18,916)	$1,002
Fund XII-REIT Associates	951,618	954,807	539,279	555,254

	$1,232,598	$1,272,401	$520,363	$556,256

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,593 and $11,117 for the three months ended March 31, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $27,168 and $26,271 payable to Wells Capital and Wells Management for the three months ended March 31, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the responses to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

5.	COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our investors.

Operating distributions payable to the limited partners holding Cash Preferred Units for the first quarter of 2010 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or decline in the near-term due to the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2010, the Partnership owned interests in three properties.

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

Short-Term Liquidity

During the three months ended March 31, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $229,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows and cash on hand to fund operating distributions of approximately $276,000 to Cash Preferred limited partners. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may fluctuate due to fully absorbing the rent abatements incurred in connection with a lease amendment at 4685 Investment Drive offset by the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $307,000, as of March 31, 2010.

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

As of March 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2010	Undistributed Net Sale Proceeds as of March 31, 2010
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures decreased slightly from $249,968 for the three months ended March 31, 2009 to $239,378 for the three months ended March 31, 2010 due to a change in the estimated Michigan Business Tax in the first quarter of 2009 incurred by Fund XII-REIT Associates. We anticipate equity in income of Joint Ventures to remain at similar levels in the near term.

General and Administrative Expenses

General and administrative expenses increased from $63,510 for the three months ended March 31, 2009 to $67,722 for the three months ended March 31, 2010. The increase is primarily attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants during the year.

We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 13, 2010	/s/ DOUGLAS P. WILLIAMS
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