Form 10-Q
period 2010-06-30
WELLS REAL ESTATE FUND XII LP
filed 2010-08-12
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2010	December 31, 2009
Investment in joint ventures	$14,756,809	$14,986,012
Cash and cash equivalents	340,349	377,835
Due from joint ventures	382,756	300,200

Total assets	$15,479,914	$15,664,047

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$23,372	$24,379
Due to affiliates	8,894	10,673
Partnership distributions payable	276,127	276,127

Total liabilities	308,393	311,179

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,171,521	15,352,868
Tax Preferred – 516,931 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	15,171,521	15,352,868

Total liabilities and partners’ capital	$15,479,914	$15,664,047

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
EQUITY IN INCOME OF JOINT VENTURES	$253,069	$260,669	$492,447	$510,638

GENERAL AND ADMINISTRATIVE EXPENSES	53,818	53,556	121,540	117,067

NET INCOME	$199,251	$207,113	$370,907	$393,571

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$199,251	$207,113	$370,907	$393,571

TAX PREFERRED	$0	$0	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.07	$0.07	$0.12	$0.13

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,044,188	3,016,188	3,044,188	3,016,188

TAX PREFERRED	516,931	544,931	516,931	544,931

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,016,188	$15,692,918	544,931	$0	$0	$15,692,918

Tax preferred conversion elections	28,000	0	(28,000)	0	0	0
Net income	0	763,182	0	0	0	763,182
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(1,103,232)	0	0	0	(1,103,232)

BALANCE, December 31, 2009	3,044,188	15,352,868	516,931	0	0	15,352,868

Net income	0	370,907	0	0	0	370,907
Distributions of operating cash flow ($0.18 per weighted-average Cash Preferred Unit)	0	(552,254)	0	0	0	(552,254)

BALANCE, June 30, 2010	3,044,188	$15,171,521	516,931	$0	$0	$15,171,521

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370,907	$393,571
Operating distributions received from joint ventures	639,094	730,834
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(492,447)	(510,638)
Changes in assets and liabilities:
Decrease in other assets	0	125
Decrease in accounts payable and accrued expenses	(1,007)	(10,811)
(Decrease) increase in due to affiliates	(1,779)	1,229

Net cash provided by operating activities	514,768	604,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(17,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(552,254)	(550,978)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,486)	36,243

CASH AND CASH EQUIVALENTS, beginning of period	377,835	265,257

CASH AND CASH EQUIVALENTS, end of period	$340,349	$301,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$276,127	$275,489

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, the limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the matters described above will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund XI-XII-REIT Associates	$266,997	$274,717	$(12,556)	$19,957	$547,977	$592,311	$(31,472)	$20,958
Fund XII-REIT Associates	951,727	953,089	567,294	571,838	1,903,345	1,907,895	1,106,573	1,127,092

	$1,218,724	$1,227,806	$554,738	$591,795	$2,451,322	$2,500,206	$1,075,101	$1,148,050

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $9,952 and $6,289 for the three months ended June 30, 2010 and 2009, respectively, and $18,545 and $17,406 for the six months ended June 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,757 and $22,631 payable to Wells Capital and Wells Management for the three months ended June 30, 2010 and 2009, respectively, and $51,925 and $48,902 for the six months ended June 30, 2010 and 2009, respectively. In addition, Wells Capital and

Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of June 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter of 2010 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or decline in the near-term due to the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2010, the Partnership owned interests in three properties.

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

•	The 4685 Investment Drive building, located in Troy, Michigan, is 100% leased through October 2015.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016.

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

Short-Term Liquidity

During the six months ended June 30, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $515,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows and cash on hand to fund operating distributions of approximately $552,000 to Cash Preferred limited partners. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may fluctuate due to the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $308,000, as of June 30, 2010.

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

As of June 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2010	Undistributed Net Sale Proceeds as of June 30, 2010
Property Sold				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures remained relatively stable at $253,069 and $260,669 for the three months ended June 30, 2010 and 2009, respectively, and at $492,447 and $510,638 for the six months ended June 30, 2010 and 2009, respectively.

Absent leasing activity at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at similar levels in the near term.

General and Administrative Expenses

General and administrative expenses remained relatively stable at $53,818 and $53,556 for the three months ended June 30, 2010 and 2009, respectively, and at $121,510 and $117,067 for the six months ended June 30, 2010 and 2009, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2010	/s/ DOUGLAS P. WILLIAMS
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