Form 10-Q
period 2010-09-30
WELLS REAL ESTATE FUND XII LP
filed 2010-11-12
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009
Investment in joint ventures	$14,628,426	$14,986,012
Cash and cash equivalents	399,903	377,835
Due from joint ventures	386,448	300,200

Total assets	$15,414,777	$15,664,047

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$27,383	$24,379
Due to affiliates	8,852	10,673
Partnership distributions payable	276,127	276,127

Total liabilities	312,362	311,179

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,102,415	15,352,868
Tax Preferred – 516,931 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	15,102,415	15,352,868

Total liabilities and partners’ capital	$15,414,777	$15,664,047

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009

EQUITY IN INCOME OF JOINT VENTURES	$258,066	$230,662	$750,513	$741,299

GENERAL AND ADMINISTRATIVE EXPENSES	51,045	45,619	172,585	162,685

NET INCOME	$207,021	$185,043	$577,928	578,614

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$207,021	$185,043	$577,928	$578,614

TAX PREFERRED	$0	$0	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.07	$0.06	$0.19	$0.19

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,044,188	3,044,188	3,044,188	3,025,522

TAX PREFERRED	516,931	516,931	516,931	535,597

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,016,188	$15,692,918	544,931	$0	$0	$15,692,918

Tax preferred conversion elections	28,000	0	(28,000)	0	0	0
Net income	0	763,182	0	0	0	763,182
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(1,103,232)	0	0	0	(1,103,232)

BALANCE, December 31, 2009	3,044,188	15,352,868	516,931	0	0	15,352,868

Net income	0	577,928	0	0	0	577,928
Distributions of operating cash flow ($0.27 per weighted-average Cash Preferred Unit)	0	(828,381)	0	0	0	(828,381)

BALANCE, September 30, 2010	3,044,188	$15,102,415	516,931	$0	$0	$15,102,415

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$577,928	$578,614
Operating distributions received from joint ventures	1,021,851	1,102,323
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(750,513)	(741,299)
Changes in assets and liabilities:
Decrease in other assets	0	125
Increase (decrease) in accounts payable and accrued expenses	3,004	(9,558)
Decrease in due to affiliates	(1,821)	(2,050)

Net cash provided by operating activities	850,449	928,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(17,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(828,381)	(826,467)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,068	84,599

CASH AND CASH EQUIVALENTS, beginning of period	377,835	265,257

CASH AND CASH EQUIVALENTS, end of period	$399,903	$349,856

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$276,127	$276,127

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture (“Fund XI-XII-REIT Associates”)	•Wells Real Estate Fund XI, L.P. •Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	1.20/20 Building A three-story office building located in Leawood, Kansas
Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	•Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	2.4685 Investment Drive A three-story office building located in Troy, Michigan 3.Comdata Building A three-story office building located in Brentwood, Tennessee

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

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund XI-XII-REIT Associates	$337,406	$323,005	$(1,576)	$(36,890)	$885,383	$915,315	$(33,048)	$(15,931)
Fund XII-REIT Associates	937,002	951,138	574,231	526,731	2,840,347	2,859,033	1,680,804	1,653,823

	$1,274,408	$1,274,143	$572,655	$489,841	$3,725,730	$3,774,348	$1,647,756	$1,637,892

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,116 and $11,084 for the three months ended September 30, 2010 and 2009, respectively, and $26,661 and $28,490 for the nine months ended September 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,927 and $22,659 payable to Wells Capital and Wells Management for the three months ended September 30, 2010 and 2009, respectively, and $76,852 and $71,561 for the nine months ended September 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of September 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter of 2010 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or decline in the near-term due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements for the 20/20 Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2010, the Partnership owned interests in three properties.

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

Short-Term Liquidity

During the nine months ended September 30, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $850,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $828,000 to Cash Preferred limited partners. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may fluctuate due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements for the 20/20 Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $312,000, as of September 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known or anticipated capital expenditures, to pay operating distributions to the limited partners.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known or anticipated capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, are then utilized. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.

As of September 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2010	Undistributed Net Sale Proceeds as of September 30, 2010
				Amount	Purpose

Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $230,662 for the three months ended September 30, 2009 to $258,066 for the three months ended September 30, 2010. The increase is primarily attributable to (i) incurring parking lot repair expenses at the 20/20 Building in the third quarter of 2009 and (ii) a decrease in depreciation of tenant improvements due to the August 2010 expiration of the original term of the Continental lease at 4685 Investment Drive.

Equity in income of Joint Ventures remained relatively stable at $741,299 for the nine months ended September 30, 2009 and $750,513 for the nine months ended September 30, 2010.

Absent leasing activity at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at similar levels in the near term.

General and Administrative Expenses

General and administrative expenses increased from $45,619 for the three months ended September 30, 2009 to $51,045 for the three months ended September 30, 2010. The increase is primarily attributable to an increase in legal services incurred in connection with regulatory reporting requirements in the third quarter of 2010.

General and administrative expenses increased from $162,685 for the nine months ended September 30, 2009 to $172,585 for the nine months ended September 30, 2010. The increase is primarily attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 11, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 11, 2010	/s/ DOUGLAS P. WILLIAMS
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