Form 10-K
period 2010-12-31
WELLS REAL ESTATE FUND XII LP
filed 2011-03-22
CIK 1072805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The period during which the Partnership invests the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

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

We are currently in the positioning-for-sale phase of our life cycle. Accordingly, the Partnership is focusing on the remaining assets, maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2010, 2009, and 2008.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below).

As of December 31, 2010, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States for 2011 to remain relatively weak, along with continued high levels of unemployment and vacancy rates at commercial properties as what has commonly be referred to as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

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

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties and the resulting value of the Partnership’s limited partnership units will naturally decline.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

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

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You may also be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

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

There were no unresolved SEC staff comments as of December 31, 2010.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2010	2009	2008	2007	2006
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	•Wells Real Estate Fund XI, L.P. •Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	1. 111 Southchase Boulevard(1) A two-story manufacturing and office building located in Fountain Inn, South Carolina	—	—	—	—	100%
			2. 20/20 Building A three-story office building located in Leawood, Kansas	91%	91%	91%	77%	77%

Wells Fund XII-REIT Joint Venture Partnership (“Fund XII-REIT Associates”)	•Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	45.0% 55.0%	3. 4685 Investment Drive A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
			4. Comdata Building A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)	This property was sold in May 2007.

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2010, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

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

20/20 Building

The 20/20 Building is a three-story office building containing approximately 68,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City (“Blue Cross and Blue Shield”) entered into a lease agreement for approximately 22% of the 20/20 Building that commenced in February 2007 and will expire in October 2012. Blue Cross and Blue Shield has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing February 1, 2007 through June 30, 2007. As of December 31, 2010, annualized base rent payable was approximately $282,000 and is scheduled to increase by $0.25 per square foot annually each November. The annualized base rent in 2012 will be approximately $285,000.

In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. (“EPOCH”) entered into a lease agreement for approximately 58% of the 20/20 Building that commenced in June 2007 and will expire in October 2012. EPOCH has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing June 1, 2007 through October 31, 2007. As of December 31, 2010, annualized base rent payable was approximately $737,000 and is scheduled to increase by $0.25 per square foot annually each November. The annualized base rent in 2012 will be approximately $747,000.

In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. (“Nolan”) entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. The lease allowed for a two-month rental abatement period commencing December 2008 through January 2009. As of December 31, 2010, annualized base rent payable was approximately $141,000 and is scheduled to increase by $0.25 per square foot annually each March. The annualized base rent in 2014 will be approximately $145,000.

4685 Investment Drive

The 4685 Investment Drive building is a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan. The entire 4685 Investment Drive building is currently under a lease agreement with Continental Automotive Systems US, Inc. (“Continental”), formerly Siemens Automotive Corporation. The initial Continental lease was set to expire on August 31, 2010. In October 2008, Continental entered into a lease amendment to (i) extend the lease term to October 31, 2015 and (ii) decrease monthly base rent from approximately $131,000 to approximately $82,000. The execution of the lease amendment allowed Fund XII-REIT Associates to avoid funding any tenant improvement allowances while extending the lease term by 62 months. Continental has the right to extend the lease for one additional five-year period at 95% of the then-current fair market rental rates. The Continental lease amendment allowed for a three-month rental abatement period commencing November 2009 through January 2010. As of December 31, 2010, the annualized base rent payable was approximately $1,042,000 and is scheduled to increase by approximately 3% annually each November. The annualized base rent in 2015 will be approximately $1,173,000.

Comdata Building

The Comdata Building is a three-story office building containing approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee. The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. (“Comdata”), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001 and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2010, the annual base rent was approximately $2,519,000 and continues through March 2012. Annual base rent increases in April 2012 to approximately $2,579,000 through the remainder of the lease term.

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

Summary

As of February 28, 2011, 3,044,188 Cash Preferred Units and 516,931 Tax Preferred Units, held by a total of 1,250 and 100 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.13 per Cash Preferred Unit and $8.88 per Tax Preferred Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, taking into account conversion elections as provided for in the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2010. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2010, to be approximately $4.94 per Cash Preferred Unit and $5.59 per Tax Preferred Unit, based upon market conditions existing in early December 2010. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.13 per Cash Preferred Unit and $8.88 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2009 and 2010 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2009	$275,489	$0.00	$0.09
June 30, 2009	$275,489	$0.00	$0.09
September 30, 2009	$276,127	$0.00	$0.09
December 31, 2009	$276,127	$0.00	$0.09
March 31, 2010	$276,127	$0.00	$0.09
June 30, 2010	$276,127	$0.00	$0.09
September 30, 2010	$276,126	$0.00	$0.09
December 31, 2010	$276,127	$0.00	$0.09

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2009 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2010, 2009, 2008, 2007, and 2006 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2010	2009	2008	2007	2006
Total assets	$15,340,308	$15,664,047	$16,006,532	$17,134,209	$18,071,840
Equity in income of Joint Ventures	$1,006,255	$982,070	$496,581	$1,582,195	$1,049,727
Net income	$774,604	$763,182	$287,405	$1,425,731	$803,720
Net income (loss) allocated to Limited Partners:
Cash Preferred	$774,604	$763,182	$287,405	$1,140,618	$1,303,927
Tax Preferred	$0	$0	$0	$285,113	$(500,207)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.25	$0.25	$0.10	$0.38	$ 0.43
Tax Preferred	$0.00	$0.00	$0.00	$0.52	$(0.90)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$0.00	$0.00	$0.43	$0.40	$ 0.41
Return of capital	$0.36	$0.36	$0.01	$0.00	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$ 0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$0.00	$0.00	$0.00	$0.19	$ 0.00
Tax Preferred	$0.00	$0.00	$0.00	$1.17	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter of 2010 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or decline in the near-term due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements for the 20/20 Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2011, the Partnership owned interests in three properties.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently underway. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors, such as employment and housing, still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared with 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a 0.94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity was $18.7 billion, which was more than all of 2009 activity combined. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C.; and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction from 2009, and suburban rates averaged 7.7%, 135 basis points lower than 2009. Both exchange-listed REITs and nontraded REITs were the largest buyers of real estate in 2010 with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010 which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed toward an even stronger, healthier recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower capitalization rates than properties lacking these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in prime position to capitalize on these distressed situations should they occur.

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

Short-Term Liquidity

During the year ended December 31, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,163,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $1,105,000 to Cash Preferred limited partners. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may fluctuate due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements for the 20/20 Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $317,000, as of December 31, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund our pro rata share of property operating costs, leasing costs, and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

As of December 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2010	Undistributed Net Sale Proceeds as of December 31, 2010
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$0	—	$1,653,361	$0

Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	0	—	2,118,499	0

AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	0	—	9,585,853	0

111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	0	—	1,222,287	14,417

Total			$14,594,417	$0		$14,580,000	$14,417

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Equity in Income of Joint Ventures

Equity in income of Joint Ventures remained relatively stable at $982,070 for the year ended December 31, 2009 and $1,006,255 for the year ended December 31, 2010.

Absent leasing activity at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at relatively similar levels in the near-term.

General and Administrative Expenses

General and administrative expenses increased from $218,888 for the year ended December 31, 2009 to $231,651 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to the Partnership for investor support services.

We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $496,581 for the year ended December 31, 2008 to $982,070 for the year ended December 31, 2009. This increase is primarily attributable to the impairment loss recognized by Fund XI-XII-REIT Associates for the 20/20 Building in the third quarter of 2008, of which, approximately $629,000 was allocated to the Partnership, partially offset by absorbing the annual impact of a lease extension executed with the sole tenant of 4685 Investment Drive in the fourth quarter of 2008, which called for lower base rents in lieu of a landlord-funded tenant allowance.

General and Administrative Expenses

General and administrative expenses remained relatively stable at $211,812 for the year ended December 31, 2008 and $218,888 for the year ended December 31, 2009.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Partnership’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.; and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 67, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is the general partner of Wells Partners, our other general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of Wells Real Estate Investment Trust II, Inc. and the president and a director of Wells Core Office Income REIT, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985, he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams; as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of Wells Capital; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.508 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an individual retirement account and 0.007 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred. Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2010.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $34,972, $35,382, and $39,089 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $104,773, $96,860, and $94,217 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2010, 2009, or 2008.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2010 and 2009, are set forth in the table below.

	Frazier & Deeter, LLC
	2010	2009
Audit Fees	$35,780	$30,948
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$35,780	$30,948

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

During the fiscal years ended December 31, 2010 and 2009, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 22, 2011	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 22, 2011	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS REAL ESTATE FUND XII, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Investment in joint ventures	$14,511,735	$14,986,012
Cash and cash equivalents	436,140	377,835
Due from joint ventures	372,433	300,200
Other assets	20,000	0

Total assets	$15,340,308	$15,664,047

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$32,665	$24,379
Due to affiliates	8,551	10,673
Partnership distributions payable	276,127	276,127

Total liabilities	317,343	311,179

Commitments and contingencies

Partners’ Capital:
Limited partners:
Cash preferred – 3,044,188 units issued and outstanding	15,022,965	15,352,868
Tax preferred – 516,931 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	15,022,965	15,352,868

Total liabilities and partners’ capital	$15,340,308	$15,664,047

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
EQUITY IN INCOME OF JOINT VENTURES	$1,006,255	$982,070	$496,581

INTEREST AND OTHER INCOME	0	0	2,636

GENERAL AND ADMINISTRATIVE EXPENSES	231,651	218,888	211,812

NET INCOME	$774,604	$763,182	$287,405

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$774,604	$763,182	$287,405

TAX PREFERRED	$0	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.25	$0.25	$0.10

TAX PREFERRED	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,044,188	3,030,188	3,016,188

TAX PREFERRED	516,931	530,931	544,931

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	3,013,500	$16,732,868	547,619	$0	$0	$16,732,868

Tax preferred conversion elections	2,688	0	(2,688)	0	0	0
Net income	0	287,405	0	0	0	287,405
Distributions of operating cash flow ($0.44 per weighted-average Cash Preferred Unit)	0	(1,327,355)	0	0	0	(1,327,355)

BALANCE, December 31, 2008	3,016,188	15,692,918	544,931	0	0	15,692,918

Tax preferred conversion elections	28,000	0	(28,000)	0	0	0
Net income	0	763,182	0	0	0	763,182
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(1,103,232)	0	0	0	(1,103,232)

BALANCE, December 31, 2009	3,044,188	15,352,868	516,931	0	0	15,352,868

Net income	0	774,604	0	0	0	774,604
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	0	(1,104,507)	0	0	0	(1,104,507)

BALANCE, December 31, 2010	3,044,188	$15,022,965	516,931	$0	$0	$15,022,965

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$774,604	$763,182	$287,405
Operating distributions received from joint ventures	1,408,299	1,454,097	1,708,657
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,006,255)	(982,070)	(496,581)
Operating changes in assets and liabilities:
(Increase) decrease in other assets	(20,000)	125	1,271
Increase (decrease) in accounts payable and accrued expenses	8,286	(5,511)	(10,738)
(Decrease) increase in due to affiliates	(2,122)	2,438	1,521

Net cash provided by operating activities	1,162,812	1,232,261	1,491,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(17,089)	(25,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	0	(242,948)	(1,405,865)
Operating distributions paid to limited partners in excess of accumulated operating income	(1,104,507)	(859,646)	0

Net cash used in financing activities	(1,104,507)	(1,102,594)	(1,405,865)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,305	112,578	60,037

CASH AND CASH EQUIVALENTS, beginning of year	377,835	265,257	205,220

CASH AND CASH EQUIVALENTS, end of year	$436,140	$377,835	$265,257

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Partnership distributions payable	$276,127	$276,127	$275,489

See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2010, other assets is comprised of a refund due from Fund XII-REIT Associates.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

In connection with recurring quarterly review processes, Fund XI-XII-REIT Associates evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2008. Accordingly, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000 (approximately $629,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of management refining its strategy for disposing of this building. This impairment loss is included in income (loss) from continuing operations for the year ended December 31, 2008 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2010 and 2009, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2010 and 2009, respectively, from the Joint Ventures:

	2010	2009
Fund XI-XII-REIT Associates	$17,618	$18,380
Fund XII-REIT Associates	354,815	281,820

	$372,433	$300,200

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2010 and 2009 are summarized below:

	2010		2009
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$864,480	17%	$949,484	17%
Fund XII-REIT Associates	13,647,255	45%	14,036,528	45%

	$14,511,735		$14,986,012

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Investment in Joint Ventures, beginning of year	$14,986,012	$15,370,832
Equity in income of Joint Ventures	1,006,255	982,070
Contributions to Joint Ventures	0	17,089
Distributions from Joint Ventures	(1,480,532)	(1,383,979)

Investment in Joint Ventures, end of year	$14,511,735	$14,986,012

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Fund XI-XII-REIT Associates	$5,322,362	$5,905,534	$264,239	$349,988	$5,058,123	$5,555,546
Fund XII-REIT Associates	31,321,738	32,293,327	986,061	1,092,369	30,335,677	31,200,958

	$36,644,100	$38,198,861	$1,250,300	$1,442,357	$35,393,800	$36,756,504

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fund XI-XII-REIT Associates	$1,181,317	$1,198,983	$1,074,480	$(66,017)	$(39,300)	$(3,794,582)	$0	$0	$317	$(66,017)	$(39,300)	$(3,794,265)
Fund XII-REIT Associates	3,778,055	3,812,453	4,215,836	2,261,795	2,197,888	2,545,085	0	0	0	2,261,795	2,197,888	2,545,085

	$4,959,372	$5,011,436	$5,290,316	$2,195,778	$2,158,588	$(1,249,497)	$0	$0	$317	$2,195,778	$2,158,588	$(1,249,180)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	2010			2009			2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$0	$0	$0	$0	$0	$0	$317	$0	$317

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $34,972, $35,382, and $39,089 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $104,773, $96,860, and $94,217 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement net income	$774,604	$763,182	$287,405
Adjustments in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	0	(1,983)	879
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	44,688	72,581	82,410
Rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(127,605)	24,598	133,550
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	0	0	628,534
Other	13,901	8,178	(12,390)

Income tax basis net income	$705,588	$866,556	$1,120,388

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement partners’ capital	$15,022,965	$15,352,868	$15,692,918
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	435	435	435
Accumulated bad debt recoveries, net, for financial reporting purposes in excess of amounts for income tax purposes	(15,982)	(15,982)	(13,999)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,101,131	2,056,443	1,983,862
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(482,207)	(354,602)	(379,200)
Partnership’s distributions payable	276,127	276,127	275,489
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(342,346)	(342,346)	(342,346)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	628,534	628,534	628,534
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(24,849)	(24,849)	(24,849)
Other	(105,152)	(119,053)	(127,231)

Income tax basis partners’ capital	$21,510,056	$21,908,975	$22,145,013

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$239,378	$253,069	$258,066	$255,742
Net income	$171,656	$199,251	$207,021	$196,676
Net income allocated to:
Cash Preferred limited partners	$171,656	$199,251	$207,021	$196,676
Tax Preferred limited partners	$0	$0	$0	$0
General Partners	$0	$0	$0	$0
Net income per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.06	$0.07	$0.07	$0.06
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.09	$0.09	$0.09	$0.09
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of Joint Ventures	$249,968	$260,669	$230,662	$240,771
Net income	$186,458	$207,113	$185,043	$184,568
Net income allocated to:
Cash Preferred limited partners	$186,458	$207,113	$185,043	$184,568
Tax Preferred limited partners	$0	$0	$0	$0
General Partners	$0	$0	$0	$0
Net income per weighted-average limited partner unit outstanding:
Cash Preferred	$0.06	$0.07	$0.06	$0.06
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.09	$0.09	$0.09	$0.09
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

(a)

The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per-unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2010, 2009, and 2008, are composed of the following items:

	2010	2009	2008
Salary reimbursements	$104,773	$96,860	$94,217
Taxes and licensing fees	56,607	58,619	50,979
Independent accounting fees	25,264	16,077	21,593
Printing expenses	23,874	22,697	26,353
Legal fees	8,302	12,468	5,903
Postage and delivery expenses	7,483	8,544	7,274
Other professional fees	2,236	1,383	3,770
Computer costs	1,726	1,628	1,126
Filing and registration fees	937	612	597
Bank service charges	449	0	0

Total general and administrative costs	$231,651	$218,888	$211,812

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $3,280,559 and $2,965,676 at December 31, 2010 and 2009, respectively	2,819,471	3,108,632

Total real estate assets	4,586,138	4,875,299

Cash and cash equivalents	254,929	340,429
Tenant receivables	308,226	448,201
Deferred leasing costs, less accumulated amortization of $264,432 and $181,767 at December 31, 2010 and 2009, respectively	169,481	239,874
Other assets	3,588	1,731

Total assets	$5,322,362	$5,905,534

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$150,450	$145,027
Due to affiliates	2,133	3,459
Deferred income	8,548	93,939
Partnership distributions payable	103,108	107,563

Total liabilities	264,239	349,988

Partners’ capital:
Wells Real Estate Fund XI, L.P.	1,322,544	1,452,610
Wells Real Estate Fund XII, L.P.	864,479	949,483
Piedmont Operating Partnership, LP	2,871,100	3,153,453

Total partners’ capital	5,058,123	5,555,546

Total liabilities and partners’ capital	$5,322,362	$5,905,534

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$1,009,701	$1,010,826	$879,921
Reimbursement income	171,616	187,344	194,545
Interest and other income	0	813	14

Total revenues	1,181,317	1,198,983	1,074,480

EXPENSES:
Property operating costs	769,910	781,521	693,483
Management and leasing fees:
Related-party	18,510	21,463	16,198
Other	39,846	39,254	34,918
Depreciation	314,883	298,778	341,587
Amortization	62,979	65,795	52,155
Impairment loss	0	0	3,678,136
General and administrative	41,206	31,472	52,585

Total expenses	1,247,334	1,238,283	4,869,062

LOSS FROM CONTINUING OPERATIONS	(66,017)	(39,300)	(3,794,582)

OPERATING INCOME FROM DISCONTINUED OPERATIONS	0	0	317

NET LOSS	$(66,017)	$(39,300)	$(3,794,265)

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2007	$2,452,680	$1,603,078	$5,324,440	$9,380,198

Net loss	(992,124)	(648,402)	(2,153,739)	(3,794,265)
Partnership contributions	39,222	25,633	85,145	150,000
Partnership distributions	(23,280)	(15,214)	(50,537)	(89,031)

Balance, December 31, 2008	1,476,498	965,095	3,205,309	5,646,902

Net loss	(10,276)	(6,716)	(22,308)	(39,300)
Partnership contributions	26,148	17,089	56,763	100,000
Partnership distributions	(39,760)	(25,985)	(86,311)	(152,056)

Balance, December 31, 2009	1,452,610	949,483	3,153,453	5,555,546

Net loss	(17,262)	(11,281)	(37,474)	(66,017)
Partnership distributions	(112,804)	(73,723)	(244,879)	(431,406)

Balance, December 31, 2010	$1,322,544	$864,479	$2,871,100	$5,058,123

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,017)	$(39,300)	$(3,794,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss	0	0	3,678,136
Depreciation	314,883	298,778	341,587
Amortization	82,665	76,104	52,155
Changes in assets and liabilities:
Decrease in tenant receivables, net	139,975	147,302	53,130
(Increase) decrease in other assets, net	(1,857)	108	1,392
Increase (decrease) in accounts payable, accrued expenses, and refundable security deposits	5,423	(22,651)	(201,306)
(Decrease) increase in due to affiliates	(1,326)	1,118	(553)
(Decrease) increase in deferred income	(85,391)	93,939	(58,951)

Net cash provided by operating activities	388,355	555,398	71,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(25,722)	(502,601)	(116,761)
Payment of deferred leasing costs	(12,272)	(112,356)	(7,497)

Net cash used in investing activities	(37,994)	(614,957)	(124,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	0	100,000	150,000
Operating distributions to joint venture partners in excess of accumulated earnings	(435,861)	(44,493)	(89,031)

Net cash (used in) provided by financing activities	(435,861)	55,507	60,969

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,500)	(4,052)	8,036

CASH AND CASH EQUIVALENTS, beginning of year	340,429	344,481	336,445

CASH AND CASH EQUIVALENTS, end of year	$254,929	$340,429	$344,481

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$103,108	$107,563	$0

Accrued capital expenditures	$0	$0	$274,283

Accrued deferred leasing costs	$0	$0	$57,282

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

The Joint Venture evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared with the estimated fair value, primarily as a result of shortening the estimated holding period of such assets in the third quarter of 2008. Accordingly, the Joint Venture reduced the carrying value of the 20/20 Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,678,000 in the third quarter of 2008.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately two years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $8,006, $9,283, and $7,006, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $10,504, $12,180, and $9,192, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses that are payable to Wells Management of $0, $0, and $13,826, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and December 31, 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Property management fees	$1,984	$3,459
Administrative reimbursements	149	0

	$2,133	$3,459

4.	DISCONTINUED OPERATIONS

In accordance with GAAP, the Joint Venture has classified the results of operations related to 111 Southchase Boulevard, which was sold on May 23, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2010	2009	2008
Interest and other income	$0	$0	$819

Total revenues	0	0	819

General and administrative	0	0	502

Total expenses	0	0	502

Operating income from discontinued operations	$0	$0	$317

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 follows:

Year ended December 31:
2011	$1,161,557
2012	1,002,828
2013	144,974
2014	24,216
Thereafter	0

$2,333,575

Three tenants generated approximately 64%, 24% and 12% of contractual rental income for the year ended December 31, 2010, and three tenants will generate approximately 58%, 22% and 20% of future contractual rental income.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(b)	Impairment Loss	Gross Carrying Amount as of December 31, 2010				Accumulated Depreciation (c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements			Land	Buildings and Improvements	Construction in Progress	Total
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$1,998,623	$(3,678,136)	$1,766,667	$6,100,030	$0	$7,866,697	$3,280,559	1992	07/02/99

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2007	$10,899,749	$2,325,311

Additions	391,044	341,587
Impairments(1)	(3,678,136)	0

BALANCE AT DECEMBER 31, 2008	7,612,657	2,666,898

Additions	228,318	298,778
Dispositions	0	0

BALANCE AT DECEMBER 31, 2009	7,840,975	2,965,676

Additions	25,722	314,883
Dispositions	0	0

BALANCE AT DECEMBER 31, 2010	$7,866,697	$3,280,559

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter LLC

Atlanta, Georgia

March 22, 2011

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2010 AND 2000

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$6,712,073	$6,712,073
Building and improvements, less accumulated depreciation of $11,665,388 and $10,737,630 at December 31, 2010 and 2009, respectively	22,819,830	23,747,588

Total real estate assets	29,531,903	30,459,661

Cash and cash equivalents	894,947	983,971
Tenant receivables	806,887	743,910
Other assets	88,001	105,785

Total assets	$31,321,738	$32,293,327

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$58,565	$58,338
Due to affiliates	24,592	14,190
Deferred income	114,219	393,410
Partnership distributions payable	788,685	626,431

Total liabilities	986,061	1,092,369

Partners’ capital:
Wells Real Estate Fund XII, L.P.	13,647,255	14,036,528
Piedmont Operating Partnership, LP	16,688,422	17,164,430

Total partners’ capital	30,335,677	31,200,958

Total liabilities and partners’ capital	$31,321,738	$32,293,327

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$3,513,727	$3,516,083	$3,897,204
Tenant reimbursements	264,321	296,370	306,140
Interest and other income	7	0	12,492

Total revenues	3,778,055	3,812,453	4,215,836

EXPENSES:
Property operating costs	274,999	315,533	329,777
Management and leasing fees:
Related-party	166,027	166,973	187,211
Depreciation	927,758	997,005	997,005
General and administrative	147,476	135,054	156,758

Total expenses	1,516,260	1,614,565	1,670,751

NET INCOME	$2,261,795	$2,197,888	$2,545,085

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2007	$14,893,452	$18,212,290	$33,105,742

Net income	1,144,983	1,400,102	2,545,085
Partnership distributions	(1,632,699)	(1,996,488)	(3,629,187)

Balance, December 31, 2008	14,405,736	17,615,904	32,021,640

Net income	988,786	1,209,102	2,197,888
Partnership distributions	(1,357,994)	(1,660,576)	(3,018,570)

Balance, December 31, 2009	14,036,528	17,164,430	31,200,958

Net income	1,017,536	1,244,259	2,261,795
Partnership distributions	(1,406,809)	(1,720,267)	(3,127,076)

Balance, December 31, 2010	$13,647,255	$16,688,422	$30,335,677

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,261,795	$2,197,888	$2,545,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	927,758	997,005	997,005
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(62,977)	(133,730)	94,960
Decrease in other assets	17,784	6,742	103,904
Increase (decrease) in accounts payable and accrued expenses	227	(8,116)	(4,644)
Increase in due to affiliates	10,402	7,405	(659)
(Decrease) increase in deferred income	(279,191)	285,398	(20,026)

Net cash provided by operating activities	2,875,798	3,352,592	3,715,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(2,964,822)	(3,215,287)	(3,764,212)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89,024)	137,305	(48,587)

CASH AND CASH EQUIVALENTS, beginning of year	983,971	846,666	895,253

CASH AND CASH EQUIVALENTS, end of year	$894,947	$983,971	$846,666

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Partnership distributions payable	$788,685	$626,431	$823,148

See accompanying notes.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2010.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

Other Assets

Other assets is primarily comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XII and Piedmont OP held ownership interests in the Joint Venture of approximately 45% and 55%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $74,692, $75,118, and $84,223, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $91,335, $91,855, and $102,989, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses that are payable to Wells Management of $0, $113, and $9,586, respectively.

In addition, Piedmont Management also performs certain administrative services for the Joint Venture and incurs the related expense. During the years ended December 31, 2010, 2009 and 2008, the Joint Venture incurred administrative expenses payable to Piedmont Management, or its affiliates, of $48,618, $41,509, and $23,032, respectively.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and December 31, 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Property management fees	$16,475	$9,270
Administrative reimbursements	8,117	4,920

	$24,592	$14,190

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 follows:

Year ended December 31:
2011	$3,566,086
2012	3,642,485
2013	3,689,844
2014	3,723,182
2015	3,556,141
Thereafter	1,074,405

$19,252,143

Two tenants generated approximately 71% and 29% of contractual rental income for the year ended December 31, 2010, and two tenants will generate approximately 72% and 28% of future contractual rental income.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2010				Accumulated Depreciation (d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
4685 INVESTMENT DRIVE(a)	None	$2,143,588	$12,151,402	$593,110	$2,232,905	$12,655,195	$0	$14,888,100	$5,485,618	2000	05/10/00
COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,307,172	4,479,168	21,830,023	0	26,309,191	6,179,770	1989	5/15/01

Total		$6,443,588	$32,853,421	$1,900,282	$6,712,073	$34,485,218	$0	$41,197,291	$11,665,388

(a)	4685 Investment Drive is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2007	$41,197,291	$8,743,620

Additions	0	997,005

BALANCE AT DECEMBER 31, 2008	41,197,291	9,740,625

Additions	0	997,005

BALANCE AT DECEMBER 31, 2009	41,197,291	10,737,630

Additions	0	927,758

BALANCE AT DECEMBER 31, 2010	$41,197,291	$11,665,388

EXHIBIT INDEX

TO

2010 FORM 10-K

OF

WELLS REAL ESTATE FUND XII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund XII, L.P. (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(c)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-83933)

*10	(d)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(e)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(f)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(g)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(h)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32009)

*10	(i)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(j)	Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(k)	Agreement for the Purchase and Sale of Property for the Siemens Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(l)	Office Lease for the Siemens Building (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

Exhibit Number		Description of Document

*10	(m)	Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(n)	First Amendment to Agreement for the Purchase and Sale of Property for the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.15 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(o)	Lease Agreement with AT&T Corp. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.16 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(p)	Lease Agreement with Jordan Associates, Inc. for a portion of the AT&T Call Center Buildings in Oklahoma City, Oklahoma (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10	(q)	Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(r)	Lease Agreement for the Comdata Building (Exhibit 10.83 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(s)	First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(t)	Purchase and Sale Agreement for the sale of the Johnson Matthey Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(u)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(v)	Purchase and Sale Agreement for the sale of the Gartner Building, the AT&T Oklahoma Building, the AmeriCredit Building, and the John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10	(w)	Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(tt) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(x)	Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(y)	Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(z)	Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10	(aa)	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10	(bb)	Second Amendment to Lease Agreement relating to 4685 Investment Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XII, L.P. for the quarter ended September 30, 2008, Commission File No. 0-30287)

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002