Form 10-Q
period 2011-09-30
WELLS REAL ESTATE FUND XII LP
filed 2011-11-10
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Investment in joint ventures	$14,262,961	$14,511,735
Cash and cash equivalents	657,433	436,140
Due from joint ventures	291,611	372,433
Other assets	2,444	20,000
Total assets	$15,214,449	$15,340,308

Liabilities:
Accounts payable and accrued expenses	$20,084	$32,665
Due to affiliates	7,748	8,551
Partnership distributions payable	251,025	276,127
Total liabilities	278,857	317,343

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	14,935,592	15,022,965
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	—	—
Total partners’ capital	14,935,592	15,022,965
Total liabilities and partners’ capital	$15,214,449	$15,340,308
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity in Income of Joint Ventures	$271,286	$258,066	$815,005	$750,513

General and Administrative Expenses	45,887	51,045	149,304	172,585
Net Income	$225,399	$207,021	$665,701	$577,928

Net Income Allocated to Limited Partners:
Cash Preferred	$225,399	$207,021	$665,701	$577,928
Tax Preferred	$—	$—	$—	$—

Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.07	$0.07	$0.22	$0.19
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188	3,044,188	3,044,188
Tax Preferred	516,931	516,931	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,044,188	$15,352,868	516,931	$—	$—	$15,352,868

Net income	—	774,604	—	—	—	774,604
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	—	(1,104,507)	—	—	—	(1,104,507)
BALANCE, December 31, 2010	3,044,188	15,022,965	516,931	—	—	15,022,965

Net income	—	665,701	—	—	—	665,701
Distributions of operating cash flow ($0.25 per weighted-average Cash Preferred Unit)	—	(753,074)	—	—	—	(753,074)
BALANCE, September 30, 2011	3,044,188	$14,935,592	516,931	$—	$—	$14,935,592
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$665,701	$577,928
Operating distributions received from joint ventures	1,144,601	1,021,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(815,005)	(750,513)
Changes in assets and liabilities:
Decrease in other assets	17,556	—
(Decrease) increase in accounts payable and accrued expenses	(12,581)	3,004
Decrease in due to affiliates	(803)	(1,821)
Net cash provided by operating activities	999,469	850,449

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	(778,176)	(828,381)
Net Increase in Cash and Cash Equivalents	221,293	22,068

Cash and Cash Equivalents, beginning of period	436,140	377,835
Cash and Cash Equivalents, end of period	$657,433	$399,903

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$251,025	$276,127
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund XI-XII-REIT Associates	$344,908	$337,406	$(16,823)	$(1,576)	$911,978	$885,383	$(32,996)	$(33,048)
Fund XII-REIT Associates	925,899	937,002	609,408	574,231	2,802,026	2,840,347	1,824,139	1,680,804
	$1,270,807	$1,274,408	$592,585	$572,655	$3,714,004	$3,725,730	$1,791,143	$1,647,756
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2011 and December 31, 2010 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,992 and $8,116 for the three months ended September 30, 2011 and 2010, respectively, and $25,943 and $26,661 for the nine months ended September 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,051 and $24,927 payable to Wells Capital and Wells Management for the three months ended September 30, 2011 and 2010, respectively, and $64,209 and $76,852 for the nine months ended September 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of September 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

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

Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter of 2011 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at a similar level or decline in the near-term due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2011, we owned interests in three properties.
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

•	The 4685 Investment Drive building, located in Troy, Michigan, is 100% leased through October 2015.

•	The Comdata Building, located in Brentwood, Tennessee, outside Nashville, is 100% leased through May 2016. We are currently marketing the property for disposition.
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
Short-Term Liquidity
During the nine months ended September 30, 2011, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $999,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $778,000 to Cash Preferred limited partners and reserved the remainder to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may fluctuate due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements at the 20/20 Building.
We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $279,000, as of September 30, 2011.
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
As of September 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2011	Undistributed Net Sale Proceeds as of September 30, 2011
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $258,066 for the three months ended September 30, 2010 to $271,286 for the three months ended September 30, 2011, and from $750,513 for the nine months ended September 30, 2010 to $815,005 for the nine months ended September 30, 2011. The increases for the three and nine months ended September 30, 2011 are primarily due to a decrease in depreciation expense at 4685 Investment Drive in 2011.
Absent leasing activity at the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at relatively similar levels in the near term.
General and Administrative Expenses
General and administrative expenses decreased from $51,045 for the three months ended September 30, 2010 to $45,887 for the three months ended September 30, 2011. This decrease is primarily due to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
General and administrative expenses decreased from $172,585 for the nine months ended September 30, 2010 to $149,304 for the nine months ended September 30, 2011. This decrease is primarily attributable to (i) a decrease to the 2010 Tennessee partnership franchise and excise taxes in the first quarter of 2011 and (ii) a decrease in the overhead administrative costs allocated to the Partnership during 2011. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
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