Form 10-Q
period 2012-03-31
WELLS REAL ESTATE FUND XII LP
filed 2012-05-15
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-30287
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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XII, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$14,050,261	$14,157,721
Cash and cash equivalents	792,375	650,690
Due from joint ventures	366,993	374,623
Other assets	2,520	2,520
Total assets	$15,212,149	$15,185,554

Liabilities:
Accounts payable and accrued expenses	$8,983	$25,649
Due to affiliates	6,189	8,076
Partnership distributions payable	—	150,615
Total liabilities	15,172	184,340

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,194,363	15,000,558
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	2,614	656
Total partners' capital	15,196,977	15,001,214
Total liabilities and partners' capital	$15,212,149	$15,185,554
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Equity in Income of Joint Ventures	$259,533	$255,472

General and Administrative Expenses	63,770	54,618
Net Income	$195,763	$200,854

Net Income Allocated to:
Cash Preferred Limited Partners	$193,805	$200,854
Tax Preferred Limited Partners	$—	$—
General Partners	$1,958	$—

Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.06	$0.07
Tax Preferred	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188
Tax Preferred	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,044,188	$15,022,965	516,931	$—	$—	$15,022,965

Net income	—	881,281	—	—	656	881,937
Distributions of operating cash flow ($0.30 per weighted-average Cash Preferred Unit)	—	(903,688)	—	—	—	(903,688)
BALANCE, December 31, 2011	3,044,188	15,000,558	516,931	—	656	15,001,214

Net income	—	193,805	—	—	1,958	195,763
BALANCE, March 31, 2012	3,044,188	$15,194,363	516,931	$—	$2,614	$15,196,977
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$195,763	$200,854
Operating distributions received from joint ventures	374,623	372,433
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(259,533)	(255,472)
Changes in assets and liabilities:
Decrease in other assets	—	6,696
Decrease in accounts payable and accrued expenses	(16,666)	(7,889)
Decrease in due to affiliates	(1,887)	(428)
Net cash provided by operating activities	292,300	316,194

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	(150,615)	(276,127)
Net Increase in Cash and Cash Equivalents	141,685	40,067

Cash and Cash Equivalents, beginning of period	650,690	436,140
Cash and Cash Equivalents, end of period	$792,375	$476,207

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$—	$251,024
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

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
On September 15, 1998, the Partnership was organized under the laws of the state of Georgia. On March 22, 1999, the Partnership commenced a public offering of up to $70,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on March 21, 2001, at which time the Partnership had sold approximately 2,688,861 Cash Preferred Units and 872,258 Tax Preferred Units for total limited partner capital contributions of $35,611,192.
The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

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

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
Investment in Joint Ventures
The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of any of its real estate assets; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. The accounting standard for fair value measurement and disclosures was applied to the Partnership's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and net income (loss) of the Partnership.

Distribution of Net Cash from Operations
Net cash from operations, if available and unless reserved, is generally distributed quarterly to the limited partners as follows:

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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months ended March 31, 2012 and 2011, respectively, is presented below:

	Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Fund XI-XII-REIT Associates	$292,734	$282,875	$(38,483)	$(14,856)
Fund XII-REIT Associates	928,298	938,058	591,512	573,512
	$1,221,032	$1,220,933	$553,029	$558,656
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2012 and December 31, 2011 represents operating cash flow generated by Fund XII-REIT Associates for the three months ended March 31, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,551 and $11,180 for the three months ended March 31, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,841 and $22,686 payable to Wells Capital and Wells Management for the three months ended March 31, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Assertion of Legal Action Against Related-Parties
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership's General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership's General Partner; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants' motion for summary judgment is currently pending before the Court.
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
Operational Dependency
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership's operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of March 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.

5.	ECONOMIC DEPENDENCY
The Partnership is dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of the Partnership's business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations provided, all provided in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The first quarter 2012 operating distributions to the limited partners holding Cash Preferred Units were reserved as a result of anticipated re-leasing costs and capital improvements at our remaining properties. We anticipate that operating distributions may continue to be reserved in the near-term due to (i) funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties and (ii) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2012, we owned interests in three properties.
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
Short-Term Liquidity
During the three months ended March 31, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $292,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $151,000 to Cash Preferred limited partners and reserved the remainder to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that distributions from the Joint Ventures may fluctuate due to (i) the continued volatility in the automotive industry and its potential impact on 4685 Investment Drive and (ii) funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $15,000, as of March 31, 2012.
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
As of March 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2012	Undistributed Net Sale Proceeds as of March 31, 2012
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures remained relatively stable at $255,472 for the three months ended March 31, 2011 and $259,533 for the three months ended March 31, 2012. We expect equity in income of Joint Ventures to remain at a relatively similar level through October 31, 2012; however, if we are unable to extend current leases and/or secure suitable replacement tenants with similar lease terms in a timely manner at the 20/20 Building (leases for 80% of the property are scheduled to expire in October 2012), we would expect equity in income of Joint Ventures to decline in future periods.
General and Administrative Expenses
General and administrative expenses increased from $54,618 for the three months ended March 31, 2011 to $63,770 for the three months ended March 31, 2012. The increase is primarily due to a decrease to the 2010 Tennessee partnership franchise and excise tax estimate in the first quarter of 2011. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and our net income (loss).
Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management or their affiliates for asset management; the management and leasing of our properties; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 15, 2012		/s/ DOUGLAS P. WILLIAMS
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
* Furnished with this Form 10-Q, but not filed under the Exchange Act