Form 10-Q
period 2012-06-30
WELLS REAL ESTATE FUND XII LP
filed 2012-08-10
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$13,925,445	$14,157,721
Cash and cash equivalents	1,098,779	650,690
Due from joint ventures	431,192	374,623
Other assets	7,020	2,520
Total assets	$15,462,436	$15,185,554

Liabilities:
Accounts payable and accrued expenses	$6,529	$25,649
Due to affiliates	5,204	8,076
Partnership distributions payable	—	150,615
Total liabilities	11,733	184,340

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,445,552	15,000,558
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	5,151	656
Total partners' capital	15,450,703	15,001,214
Total liabilities and partners' capital	$15,462,436	$15,185,554
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity in Income of Joint Ventures	$306,377	$288,247	$565,910	$543,719

General and Administrative Expenses	52,651	48,799	116,421	103,417
Net Income	$253,726	$239,448	$449,489	$440,302

Net Income Allocated to:
Cash Preferred Limited Partners	$251,189	$239,448	$444,994	$440,302
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$2,537	$—	$4,495	$—

Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.08	$0.08	$0.15	$0.14
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188	3,044,188	3,044,188
Tax Preferred	516,931	516,931	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,044,188	$15,022,965	516,931	$—	$—	$15,022,965

Net income	—	881,281	—	—	656	881,937
Distributions of operating cash flow ($0.30 per weighted-average Cash Preferred Unit)	—	(903,688)	—	—	—	(903,688)
BALANCE, December 31, 2011	3,044,188	15,000,558	516,931	—	656	15,001,214

Net income	—	444,994	—	—	4,495	449,489
BALANCE, June 30, 2012	3,044,188	$15,445,552	516,931	$—	$5,151	$15,450,703
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$449,489	$440,302
Operating distributions received from joint ventures	741,617	745,453
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(565,910)	(543,719)
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,500)	17,556
Decrease in accounts payable and accrued expenses	(19,120)	(14,046)
Decrease in due to affiliates	(2,872)	(109)
Net cash provided by operating activities	598,704	645,437

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	(150,615)	(527,151)
Net Increase in Cash and Cash Equivalents	448,089	118,286

Cash and Cash Equivalents, beginning of period	650,690	436,140
Cash and Cash Equivalents, end of period	$1,098,779	$554,426

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$—	$251,024
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund XI-XII-REIT Associates	$278,947	$284,194	$12,364	$(1,317)	$571,681	$567,069	$(26,119)	$(16,173)
Fund XII-REIT Associates	926,370	938,068	676,323	641,219	1,854,668	1,876,126	1,267,835	1,214,731
	$1,205,317	$1,222,262	$688,687	$639,902	$2,426,349	$2,443,195	$1,241,716	$1,198,558
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2012 and December 31, 2011 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,702 and $5,770 for the three months ended June 30, 2012 and 2011, respectively, and $17,253 and $16,951 for the six months ended June 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of dedicated to each fund by individual administrative personnel. In the opinion of the General

Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $20,764 and $19,473 payable to Wells Capital and Wells Management for the three months ended June 30, 2012 and 2011, respectively and $45,606 and $42,158 for the six months ended June 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of June 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
The second quarter 2012 operating distributions to the limited partners holding Cash Preferred Units were reserved as a result of anticipated re-leasing costs and capital improvements at our remaining properties. We anticipate that operating distributions may continue to be reserved in the near-term due to funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2012, we owned interests in three properties.
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
Short-Term Liquidity
During the six months ended June 30, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $599,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $151,000 to Cash Preferred limited partners and reserved the remainder to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that distributions from the Joint Ventures may decline due to funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $12,000, as of June 30, 2012.
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
As of June 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2012	Undistributed Net Sale Proceeds as of June 30, 2012
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $288,247 for the three months ended June 30, 2011 to $306,377 for the three months ended June 30, 2012, and from $543,719 for the six months ended June 30, 2011 to $565,910 for the six months ended June 30, 2012. The increases are primarily due to Fund XII-REIT Associates' successful appeal and refund of its 2008 Michigan business tax liability recognized in the second quarter of 2012. We expect equity in income of Joint Ventures to remain at a relatively similar level through October 31, 2012; however, if we are unable to extend current leases and/or secure suitable replacement tenants with similar lease terms in a timely manner at the 20/20 Building (leases for 80% of the property are scheduled to expire in October 2012), we would expect equity in income of Joint Ventures to decline in future periods.
General and Administrative Expenses
General and administrative expenses increased from $48,799 for the three months ended June 30, 2011 to $52,651 for the three months ended June 30, 2012. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements.
General and administrative expenses increased from $103,417 for the six months ended June 30, 2011 to $116,421 for the six months ended June 30, 2012. The increase is primarily due to (i) a decrease to the 2010 Tennessee partnership franchise and excise tax estimate in the first quarter of 2011 and (ii) an increase in administrative costs related to reporting and regulatory requirements. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 10, 2012		/s/ DOUGLAS P. WILLIAMS
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