Form 10-Q
period 2012-09-30
WELLS REAL ESTATE FUND XII LP
filed 2012-11-09
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$13,795,598	$14,157,721
Cash and cash equivalents	1,454,932	650,690
Due from joint ventures	399,525	374,623
Other assets	10,020	2,520
Total assets	$15,660,075	$15,185,554

Liabilities:
Accounts payable and accrued expenses	$7,675	$25,649
Due to affiliates	9,371	8,076
Partnership distributions payable	—	150,615
Total liabilities	17,046	184,340

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,635,955	15,000,558
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	7,074	656
Total partners' capital	15,643,029	15,001,214
Total liabilities and partners' capital	$15,660,075	$15,185,554
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Equity in Income of Joint Ventures	$269,678	$271,286	$835,588	$815,005

General and Administrative Expenses	77,352	45,887	193,773	149,304
Net Income	$192,326	$225,399	$641,815	$665,701

Net Income Allocated to:
Cash Preferred Limited Partners	$190,403	$225,399	$635,397	$665,701
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$1,923	$—	$6,418	$—

Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.06	$0.07	$0.21	$0.22
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188	3,044,188	3,044,188
Tax Preferred	516,931	516,931	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,044,188	$15,022,965	516,931	$—	$—	$15,022,965

Net income	—	881,281	—	—	656	881,937
Distributions of operating cash flow ($0.30 per weighted-average Cash Preferred Unit)	—	(903,688)	—	—	—	(903,688)
BALANCE, December 31, 2011	3,044,188	15,000,558	516,931	—	656	15,001,214

Net income	—	635,397	—	—	6,418	641,815
BALANCE, September 30, 2012	3,044,188	$15,635,955	516,931	$—	$7,074	$15,643,029
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$641,815	$665,701
Operating distributions received from joint ventures	1,172,809	1,144,601
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(835,588)	(815,005)
Changes in assets and liabilities:
(Increase) decrease in other assets	(7,500)	17,556
Decrease in accounts payable and accrued expenses	(17,974)	(12,581)
Increase (decrease) in due to affiliates	1,295	(803)
Net cash provided by operating activities	954,857	999,469

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	(150,615)	(778,176)
Net Increase in Cash and Cash Equivalents	804,242	221,293

Cash and Cash Equivalents, beginning of period	650,690	436,140
Cash and Cash Equivalents, end of period	$1,454,932	$657,433

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$—	$251,025
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund XI-XII-REIT Associates	$332,388	$344,908	$(23,091)	$(16,823)	$904,069	$911,978	$(49,210)	$(32,996)
Fund XII-REIT Associates	912,376	925,899	608,216	609,408	2,767,044	2,802,026	1,876,051	1,824,139
	$1,244,764	$1,270,807	$585,125	$592,585	$3,671,113	$3,714,004	$1,826,841	$1,791,143
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2012 and December 31, 2011 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $9,597 and $8,992 for the three months ended September 30, 2012 and 2011, respectively, and $26,849 and $25,943 for the nine months ended September 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of dedicated to each fund by individual administrative personnel. In the opinion of the General

Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $32,834 and $22,051 payable to Wells Capital and Wells Management for the three months ended September 30, 2012 and 2011, respectively, and $78,439 and $64,209 for the nine months ended September 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.
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

On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of September 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due through the end of 2013. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. Effective October 31, 2012, Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") and The Epoch Group, L.C. ("EPOCH"), the majority tenants of the 20/20 Building, vacated their space upon the expiration of their leases. We are marketing the space for lease. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The third quarter 2012 operating distributions to the limited partners holding Cash Preferred Units were reserved as a result of anticipated re-leasing costs and capital improvements at our remaining properties. We anticipate that operating distributions may continue to be reserved in the near-term due to funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2012, we owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•
The 20/20 Building, located in Leawood, Kansas, is approximately 11% leased following the expiration of the Blue Cross and Blue Shield and EPOCH leases for approximately 80% of the building in October 2012. We are actively marketing the space in this building for lease.

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
Short-Term Liquidity
During the nine months ended September 30, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $955,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $151,000 to Cash Preferred limited partners and reserved the remainder to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that distributions from the Joint Ventures may decline due to (i) funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties and (ii) the increased vacancy at the 20/20 Building effective in October 2012.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $17,000, as of September 30, 2012.
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
As of September 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2012	Undistributed Net Sale Proceeds as of September 30, 2012
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures remained relatively stable at $271,286 for the three months ended September 30, 2011 and $269,678 for the three months ended September 30, 2012.
Equity in income of Joint Ventures increased from $815,005 for the nine months ended September 30, 2011 to $835,588 for the nine months ended September 30, 2012. The increase is primarily due to Fund XII-REIT Associates' successful appeal and refund of its 2008 Michigan business tax liability recognized in the second quarter of 2012. We expect equity in income of Joint Ventures to decline in the fourth quarter of 2012 as a result of the increased vacancy at the 20/20 Building.
General and Administrative Expenses
General and administrative expenses increased from $45,887 for the three months ended September 30, 2011 to $77,352 for the three months ended September 30, 2012. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements as well as other professional services incurred in the third quarter of 2012.
General and administrative expenses increased from $149,304 for the nine months ended September 30, 2011 to $193,773 for the nine months ended September 30, 2012. The increase is primarily due to (i) a decrease to the 2010 Tennessee partnership franchise and excise tax estimate in the first quarter of 2011, (ii) an increase in administrative costs related to reporting and regulatory requirements, and (iii) other professional services incurred in the third quarter of 2012. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the

Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 9, 2012		/s/ DOUGLAS P. WILLIAMS
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