Form 10-K
period 2012-12-31
WELLS REAL ESTATE FUND XII LP
filed 2013-03-15
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 22, 1999 and terminated on March 21, 2001. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2012 was approximately 3,044,165 and 516,931, respectively.

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
As of February 28, 2013, we owned a partial interest in three properties encompassing 348,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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

Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2012, 2011, and 2010.
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
Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and us, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
Economic Dependency
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
On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Vacancy at one of our properties could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) the previously vacant space at the 20/20 Building, which is currently 72% leased. If this property remains fully or partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.
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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Brian M. Davis, and Robert F. Kennedy, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
Actions by such a co-venturer, co-tenant, or partner might limit our ability to execute certain exit strategies, delay the liquidation of our investments in joint ventures and dissolution of the Partnership, and could result in subjecting the Partnership to liabilities or losses in excess of those contemplated and may have the effect of reducing your returns.
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

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2012	2011	2010	2009	2008
The Wells Fund XI- Fund XII-REIT Joint Venture ("Fund XI-XII-REIT Associates")	Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P. Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	1. 20/20 Building A three-story office building located in Leawood, Kansas	60%(1)	91%	91%	91%	91%
Wells Fund XII- REIT Joint Venture Partnership ("Fund XII-REIT Associates")	Wells Real Estate Fund XII, L.P. Piedmont Operating Partnership, LP	45.0% 55.0%	2. 4685 Investment Drive A three-story office building located in Troy, Michigan	100%	100%	100%	100%	100%
			3. Comdata A three-story office building located in Brentwood, Tennessee	100%	100%	100%	100%	100%

(1)	In January 2013, a lease was executed with Meara Welch Browne, P.C., which commences in March 2013 and extends through June 2020 for approximately 11% of the 20/20 Building.

Wells Real Estate Fund XI, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2012, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent in Year of Expiration
2014(2)	1	7,647	$145,293	$24,831	2.4%	3.2%
2015(3)	1	77,054	1,173,083	527,770	24.1%	25.6%
2016(4)	1	201,237	2,578,572	1,160,099	62.8%	56.2%
2018(5)	1	34,385	692,858	118,409	10.7%	15.0%
	4	320,323	$4,589,806	$1,831,109	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Nolan Real Estate Services, Inc. lease at the 20/20 Building (approximately 7,600 square feet).

(3)	Expiration of Continental Automotive Systems US, Inc. lease at 4685 Investment Drive (approximately 77,100 square feet).

(4)	Expiration of the Comdata Network, Inc. lease at the Comdata Building (approximately 201,200 square feet).

(5)	Expiration of SelectQuote Insurance Services lease at the 20/20 Building (approximately 34,400 square feet).

Property Descriptions
The properties in which we own an interest through the Joint Ventures during the periods presented are further described below:
20/20 Building
The 20/20 Building is a three-story office building containing approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. The 20/20 Building is currently 72% leased. In December 2006, Fund XI-XII-REIT Associates entered into lease agreements with Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") and The EPOCH Group, L.C. ("EPOCH") for approximately 22% and 58% of the 20/20 Building that commenced in February 2007 and June 2007, respectively, and extended through October 31, 2012. Blue Cross and Blue Shield and Epoch vacated their spaces at their scheduled lease expiration.
In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. ("Nolan") entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. As of December 31, 2012, annualized base rent payable was approximately $143,000 and is scheduled to increase by $0.25 per square foot annually each March. The annualized base rent in 2014 will be approximately $145,000.
In December 2012, Fund XI-XII-REIT Associates and SelectQuote Insurance Services ("SelectQuote") entered into a lease agreement for approximately 49% of the 20/20 Building that commenced in February 2013 and extends through October 2018. The lease with SelectQuote (i) requires SelectQuote to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses, (ii) provides a landlord-funded tenant allowance of approximately $919,000, (iii) allows SelectQuote to expand its square footage leased, subject to availability of space in the building, within first 45 months of the lease term, (iv) allows SelectQuote the right of first refusal to lease additional space on the third floor of the building which is currently unoccupied, and (v) allows SelectQuote the right to extend the lease term for an additional five-year period at the then fair market rental rate. Following a three-month base rental abatement, annual base rent will be approximately $628,000 and is scheduled to increase by approximately 2% annually beginning in February 2014. The annualized base rent in 2018 will be approximately $693,000.
In January 2013, Fund XI-XII-REIT Associates and Meara Welch Browne, P.C. ("Meara Welch Browne") entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in March 2013 and extends through June 2020. The lease with Meara Welch Browne (i) requires Meara Welch Browne to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses, (ii) provides a landlord-funded tenant allowance of approximately $193,000, and (iii) allows Meara Welch Browne the right to extend the lease term for an additional five-year period at the then fair market rental rate. Following a four-month base rental abatement, annual base rent will be approximately $135,000 and is scheduled to increase by approximately 2% annually beginning in March 2014. The annualized base rent in 2020 will be approximately $155,000.
4685 Investment Drive
The 4685 Investment Drive building is a three-story office building containing approximately 77,000 rentable square feet on an approximate 5.3-acre tract of land located in Troy, Michigan. The entire 4685 Investment Drive building is currently under a lease agreement with Continental Automotive Systems US, Inc. ("Continental"), formerly Siemens Automotive Corporation, through October 31, 2015. Continental has the right to extend the lease for one additional five-year period at 95% of the then-current fair market rental rates. As of December 31, 2012, the annualized base rent payable was approximately $1,106,000 and is scheduled to increase by approximately 3% annually each November. The annualized base rent in 2015 will be approximately $1,173,000.
Comdata Building
The Comdata Building is a three-story office building containing approximately 201,000 rentable square feet on a 12.3-acre tract of land in Brentwood, Tennessee. The entire Comdata Building is currently under a triple-net lease agreement with Comdata Network, Inc. ("Comdata"), a wholly owned subsidiary of Ceridian Corporation. Ceridian Corporation is the guarantor of the Comdata lease. The Comdata lease commenced on May 16, 2001, and expires on May 31, 2016. Comdata has the right to extend the lease for one additional five-year period at a rate equal to the greater of the base rent for the final year of the initial term or 90% of the then-current fair market rental rate. As of December 31, 2012, the annual base rent was approximately $2,579,000. and remains the same through the expiration of the lease.

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

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF UNITS.
Summary
As of February 28, 2013, 3,044,188 Cash Preferred Units and 516,931 Tax Preferred Units, held by a total of 1,268 and 100 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2013, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.13 per Cash Preferred Unit and $8.88 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2012. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based upon their estimates of property values as of December 31, 2012, to be approximately $4.49 per Cash Preferred Unit and $5.58 per Tax Preferred Unit, based upon market conditions existing in early December 2012. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining appraisals for all of our properties.
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
Operating distributions to limited partners are accrued in the quarter earned and paid to Cash Preferred limited partners in the following quarter. Operating cash distributions made to limited partners holding Cash Preferred Units during 2012 and 2011 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2011	$251,024	$—	$0.08
June 30, 2011	$251,024	$—	$0.08
September 30, 2011	$251,025	$—	$0.09
December 31, 2011	$150,615	$—	$0.05
March 31, 2012	$—	$—	$—
June 30, 2012	$—	$—	$—
September 30, 2012	$—	$—	$—
December 31, 2012	$—	$—	$—
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
No net sale proceeds cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2012 or 2011.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of proerties described in Item 2.

	2012	2011	2010	2009	2008
Total assets	$15,859,539	$15,185,554	$15,340,308	$15,664,047	$16,006,532
Equity in income of Joint Ventures	$1,091,383	$1,084,389	$1,006,255	$982,070	$496,581
Net income	$839,293	$881,937	$774,604	$763,182	$287,405
Net income allocated to:
Cash Preferred Limited Partners	$830,900	$881,281	$774,604	$763,182	$287,405
Tax Preferred Limited Partners	$—	$—	$—	$—	$—
General Partners	$8,393	$656	$—	$—	$—
Net income per weighted-average Limited Partner Unit:
Cash Preferred	$0.27	$0.29	$0.25	$0.25	$0.10
Tax Preferred	$—	$—	$—	$—	$—
Operating cash distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$0.43
Return of capital	$—	$0.30	$0.36	$0.36	$0.01
Operating cash distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$—	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.

Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. Effective October 31, 2012, Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") and The Epoch Group, L.C. ("EPOCH"), the majority tenants of the 20/20 Building, vacated their space upon the expiration of their leases. In December 2012, Fund XI-XII-REIT Associates executed a lease with SelectQuote for approximately 49% of the 20/20 Building that extends through October 2018. In addition, in January 2013, Fund XI-XII-REIT Associates executed a lease with Meara Welch Browne for approximately 11% of the 20/20 Building that extends through June 2020. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The fourth quarter 2012 operating distributions to the limited partners holding Cash Preferred Units were reserved as a result of anticipated re-leasing costs and capital improvements at our remaining properties. We anticipate that operating distributions may continue to be reserved in the near-term due to funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2013, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•
The 20/20 Building, located in Leawood, Kansas, is approximately 72% leased to three tenants following the execution of the lease in January 2013 with Meara Welch Browne for approximately 11% of the building. The major lease to SelectQuote extends through October 2018. We are marketing the vacant space in this building for lease.

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

As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.
Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.
Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at our remaining properties. The recent turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the our properties prior to marketing it for sale, remains intact. However, we will evaluate offers to sell our remaining properties on an as-is basis.
Liquidity and Capital Resources
Overview
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
Short-Term Liquidity
During the year ended December 31, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $1,292,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $151,000 to Cash Preferred limited partners and reserved the remainder to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that distributions from the Joint Ventures may decline due to (i) funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties and (ii) the increased vacancy at the 20/20 Building effective in October 2012.

We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $19,000, as of December 31, 2012.
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
As of December 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2012	Undistributed Net Sale Proceeds as of December 31, 2012
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the year ended December 31, 2011 vs. the year ended December 31, 2012
Equity in income of Joint Ventures increased slightly from $1,084,389 for the year ended December 31, 2011 to $1,091,383 for the year ended December 31, 2012. The increase is primarily due to Fund XII-REIT Associates' successful appeal and refund of its 2008 Michigan business tax liability recognized in the second quarter of 2012. Absent additional leasing activity, we expect equity in income of Fund XI-XII-REIT Associates to decline in the near term as a result of the increased vacancy at the 20/20 Building.

General and administrative expenses increased from $202,452 for the year ended December 31, 2011 to $252,090 for the year ended December 31, 2012. The increase is primarily due to (i) a decrease to the 2010 Tennessee partnership franchise and excise tax estimate in the first quarter of 2011, (ii) an increase in administrative costs related to reporting and regulatory requirements, and (iii) other professional services incurred in 2012. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 10 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.
Subsequent Event

Leasing Activity at the 20/20 Building

On January 14, 2013, Fund XI-XII-REIT Associates entered into an 88-month lease agreement with Meara Welch Browne to lease approximately 11% of the 20/20 Building. The commencement date of the aforementioned agreement is the earlier of the date on which (i) the tenant improvements are substantially complete or would have been complete without tenant delay days, (ii) the Tenant accepts possession and occupies the space, or (iii) March 1, 2013. Based on an estimated commencement date of March 1, 2013, following a four-month base rental abatement period, annual base rent of $18.25 per square foot shall be payable through February 28, 2014. Meara Welch Browne's annual base rent will increase by 2% annually beginning on March 1, 2014. In addition to monthly base rent, Meara Welch Browne is also required to reimburse Fund XI-XII-REIT Associates for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses. In addition, Meara Welch Browne is entitled to a landlord-funded tenant allowance of approximately $193,000. We own 17.1% of Fund XI-XII-REIT Associates, which owns 100% of the 20/20 Building.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent public accountants during the years ended December 31, 2012, 2011, and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange
Act as of December 31, 2012. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Partners
The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates currently serve as the advisor to Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.) and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 69, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, one of our General Partners. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Core Office Income REIT, Inc. and a director of Columbia, which are a public real estate programs not listed on a securities exchange. He is also the president and a director of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). No such reports were required to be filed during the year ended December 31, 2012.

Financial Oversight Committee

We do not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Brian M. Davis as the Senior Vice President of Wells Capital; and Glen F. Smith as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to Wells Capital's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830, option 2.

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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2013.

(b)	Set forth below is the security ownership of management as of February 28, 2013.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	23.508 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 23.501 Cash Preferred Units through an individual retirement account and .007 Cash Preferred Units through Wells Capital.

(c)	No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash of operations or net sales proceeds for the year ended December 31, 2012.
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $35,372, $35,760, and $34,972 for the years ended December 31, 2012, 2011, and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $104,613, $87,819, and $104,773 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2012, 2011, or 2010.

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
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit Fees	$40,316	$36,202
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$40,316	$36,202

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

During the fiscal years ended December 31, 2012 and 2011, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 15, 2013		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO 2012 FORM 10-K
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

*10.4	Agreement of Purchase and Sale for the 20/20 Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)
*10.5
Joint Venture Partnership Agreement of Wells Fund XII-REIT Joint Venture Partnership (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10.6
Agreement for the Purchase and Sale of Property for the 4685 Investment Drive Building (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10.7
Office Lease for the 4685 Investment Drive Building (Exhibit 10.13 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 333-66657)

*10.8
Agreement for the Purchase and Sale of Property for the Comdata Building (Exhibit 10.82 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.9
Lease Agreement for the Comdata Building (Exhibit 10.83 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.10
First Amendment to Lease Agreement for the Comdata Building (Exhibit 10.84 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.11
Second Amendment to Lease Agreement relating to 4685 Investment Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XII, L.P. for the quarter ended September 30, 2008, Commission File No. 000-30287)

*10.12
Office Lease with SelectQuote Insurance Services for a portion of the 20/20 Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2012, Commission File No. 000-25731)

*10.13
Office Lease with Meara Welch Browne, P.C. for a portion of the 20/20 Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2012, Commission File No. 000-25731)

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

WELLS REAL ESTATE FUND XII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XII, L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XII, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$13,713,800	$14,157,721
Cash and cash equivalents	1,750,838	650,690
Due from joint ventures	378,631	374,623
Other assets	16,270	2,520
Total assets	$15,859,539	$15,185,554

Liabilities:
Accounts payable and accrued expenses	$10,872	$25,649
Due to affiliates	8,160	8,076
Partnership distributions payable	—	150,615
Total liabilities	19,032	184,340

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,831,458	15,000,558
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	9,049	656
Total partners' capital	15,840,507	15,001,214
Total liabilities and partners' capital	$15,859,539	$15,185,554
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Equity in Income of Joint Ventures	$1,091,383	$1,084,389	$1,006,255

General and Administrative Expenses	252,090	202,452	231,651
Net Income	$839,293	$881,937	$774,604

Net Income Allocated to:
Cash Preferred Limited Partners	$830,900	$881,281	$774,604
Tax Preferred Limited Partners	$—	$—	$—
General Partners	$8,393	$656	$—

Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.27	$0.29	$0.25
Tax Preferred	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188	3,044,188
Tax Preferred	516,931	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,044,188	$15,352,868	516,931	$—	$—	$15,352,868

Net income	—	774,604	—	—	—	774,604
Distributions of operating cash flow ($0.36 per weighted-average Cash Preferred Unit)	—	(1,104,507)	—	—	—	(1,104,507)

BALANCE, December 31, 2010	3,044,188	15,022,965	516,931	—	—	15,022,965

Net income	—	881,281	—	—	656	881,937
Distributions of operating cash flow ($0.30 per weighted-average Cash Preferred Unit)	—	(903,688)	—	—	—	(903,688)
BALANCE, December 31, 2011	3,044,188	15,000,558	516,931	—	656	15,001,214

Net income	—	830,900	—	—	8,393	839,293
BALANCE, December 31, 2012	3,044,188	$15,831,458	516,931	$—	$9,049	$15,840,507
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$839,293	$881,937	$774,604
Operating distributions received from joint ventures	1,572,335	1,436,213	1,408,299
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,091,383)	(1,084,389)	(1,006,255)
Changes in assets and liabilities:
(Increase) decrease in other assets	(13,750)	17,480	(20,000)
Decrease (increase) in accounts payable and accrued expenses	(14,777)	(7,016)	8,286
Increase (decrease) in due to affiliates	84	(475)	(2,122)
Net cash provided by operating activities	1,291,802	1,243,750	1,162,812

Cash Flows from Investing Activities:
Investment in joint ventures	(41,039)	—	—

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	(150,615)	(1,029,200)	(1,104,507)
Net Increase in Cash and Cash Equivalents	1,100,148	214,550	58,305

Cash and Cash Equivalents, beginning of year	650,690	436,140	377,835
Cash and Cash Equivalents, end of year	$1,750,838	$650,690	$436,140

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$—	$150,615	$276,127
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Other Assets
Other assets are comprised of prepaid expenses and withholding taxes reimbursable from the limited partners. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2012 and 2011 represents operating cash flow generated by Fund XII-REIT Associates for the three months ended December 31, 2012 and 2011, respectively, which is attributable to the Partnership.
Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2012 and 2011, are summarized below:

	2012		2011
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	$782,749	17%	$804,429	17%
Fund XII-REIT Associates	12,931,051	45%	13,353,292	45%
	$13,713,800		$14,157,721

Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2012 and 2011, are presented below:

	2012	2011
Investment in Joint Ventures, beginning of year	$14,157,721	$14,511,735
Equity in income of Joint Ventures	1,091,383	1,084,389
Contributions to Joint Ventures	41,039	—
Distributions from Joint Ventures	(1,576,343)	(1,438,403)
Investment in Joint Ventures, end of year	$13,713,800	$14,157,721

Summary of Financial Information
Condensed financial information for the Joint Ventures as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Fund XI-XII-REIT Associates	$5,214,846	$5,006,337	$634,990	$299,609	$4,579,856	$4,706,728
Fund XII-REIT Associates	29,694,131	30,691,576	950,442	1,009,325	28,743,689	29,682,251
	$34,908,977	$35,697,913	$1,585,432	$1,308,934	$33,323,545	$34,388,979

	Total Revenues			Net Income (Loss)
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Fund XI-XII-REIT Associates	$1,038,535	$1,208,553	$1,181,317	$(126,523)	$(40,421)	$(66,017)
Fund XII-REIT Associates	3,678,129	3,729,619	3,778,055	2,474,002	2,425,751	2,261,795
	$4,716,664	$4,938,172	$4,959,372	$2,347,479	$2,385,330	$2,195,778

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $35,372, $35,760, and $34,972 for the years ended December 31, 2012, 2011, and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of dedicated to each fund by individual administrative personnel. In the opinion of the General

Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $104,613, $87,819, and $104,773 for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Conflicts of Interest

Wells Partners is also a general partner of other public real estate investment programs sponsored by WREF. In addition, Wells Capital, the general partner of Wells Partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Partners and Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to operations and disposition-related activities.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of December 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
A reconciliation of the Partnership's financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement net income	$839,293	$881,937	$774,604
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(9,056)	(15,641)	44,688
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	73,763	37,237	(127,605)
Other	(25,613)	(12,872)	13,901
Income tax basis net income	$878,387	$890,661	$705,588

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement partners' capital	$15,840,507	$15,001,214	$15,022,965
Increase (decrease) in partners' capital resulting from:
Accumulated meals and entertainment	435	435	435
Accumulated bad debt recoveries, net for financial reporting purposes in excess of amounts for income tax purposes	(15,982)	(15,982)	(15,982)
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,076,434	2,085,490	2,101,131
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,451,400	4,451,400	4,451,400
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(371,207)	(444,970)	(482,207)
Partnership's distributions payable	—	150,615	276,127
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(342,346)	(342,346)	(342,346)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	628,534	628,534	628,534
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(24,849)	(24,849)	(24,849)
Other	(143,637)	(118,024)	(105,152)
Income tax basis partners' capital	$22,099,289	$21,371,517	$21,510,056

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$259,533	$306,377	$269,678	$255,795
Net income	$195,763	$253,726	$192,326	$197,478
Net income allocated to:
Cash Preferred limited partners	$193,805	$251,189	$190,403	$195,503
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$1,958	$2,537	$1,923	$1,975
Net income per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.06	$0.08	$0.06	$0.06
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$255,472	$288,247	$271,286	$269,384
Net income	$200,854	$239,448	$225,399	$216,236
Net income allocated to:
Cash Preferred limited partners	$200,854	$239,448	$225,399	$215,580
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$—	$—	$—	$656
Net income per weighted-average limited partner unit outstanding:
Cash Preferred	$0.07	$0.08	$0.07	$0.07
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.08	$0.08	$0.09	$0.05
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2012, 2011, and 2010, are composed of the following items:

	2012	2011	2010
Salary reimbursements	$104,613	$87,819	$104,773
Taxes and licensing fees	60,874	47,853	56,607
Independent accounting fees	24,335	24,574	25,264
Other professional fees	23,055	1,838	2,236
Printing expenses	20,602	26,050	23,874
Postage and delivery expenses	7,743	6,401	7,483
Legal fees	5,862	4,698	8,302
Transfer agent fees	1,797	—	—
Computer costs	1,765	1,643	1,726
Registration and filing fees	845	965	937
Bank service charges	599	611	449
Total general and administrative costs	$252,090	$202,452	$231,651

10.	COMMITMENTS AND CONTINGENCIES
Litigation
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

Commitments under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in December 2012, the majority tenant at the 20/20 Building, SelectQuote Insurance Services ("SelectQuote"), has the right to request the reimbursement of tenant improvements of up to approximately $919,000, which would be required to be funded by Fund XI-XII-REIT Associates. As of December 31, 2012, Fund XI-XII-REIT Associates has incurred approximately $438,000 of the aforementioned allowance.

11.	SUBSEQUENT EVENT

Leasing Activity at the 20/20 Building

On January 14, 2013, Fund XI-XII-REIT Associates entered into an 88-month lease agreement with Meara Welch Browne, P.C. to lease approximately 11% of the 20/20 Building. The commencement date of the aforementioned agreement is the earlier of the date on which (i) the tenant improvements are substantially complete or would have been complete without tenant delay days, (ii) the Tenant accepts possession and occupies the space, or (iii) March 1, 2013. Based on an estimated commencement date of March 1, 2013, following a four-month base rental abatement period, annual base rent of $18.25 per square foot shall be payable through February 28, 2014. Meara Welch Browne's annual base rent will increase by 2% annually beginning on March 1, 2014. In addition to monthly base rent, Meara Welch Browne is also required to reimburse Fund XI-XII-REIT Associates for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses. In addition, Meara Welch Browne is entitled to a landlord-funded tenant allowance of approximately $193,000. The Partnership owns 17.1% of Fund XI-XII-REIT Associates, which owns 100% of the 20/20 Building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $3,905,553 and $3,598,807 at December 31, 2012 and 2011, respectively	2,550,505	2,797,757
Construction in progress	456,643	19,000
Total real estate assets	4,773,815	4,583,424

Cash and cash equivalents	125,605	169,102
Tenant receivables	9,387	159,619
Deferred leasing costs, less accumulated amortization of $54,479 and $349,814 at December 31, 2012 and 2011, respectively	304,725	89,434
Other assets	1,314	4,758
Total assets	$5,214,846	$5,006,337

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$139,618	$146,443
Accrued capital expenditures and deferred leasing costs	435,212	151,480
Due to affiliates	184	1,686
Deferred income	59,976	—
Total liabilities	634,990	299,609

Partners' Capital:
Wells Real Estate Fund XI, L.P.	1,197,487	1,230,661
Wells Real Estate Fund XII, L.P.	782,748	804,429
Piedmont Operating Partnership, LP	2,599,621	2,671,638
Total partners' capital	4,579,856	4,706,728
Total liabilities and partners' capital	$5,214,846	$5,006,337

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$864,759	$1,011,600	$1,009,701
Reimbursement income	136,771	196,953	171,616
Interest and other income	37,005	—	—
Total revenues	1,038,535	1,208,553	1,181,317

Expenses:
Property operating costs	690,294	765,198	769,910
Management and leasing fees:
Related-party	17,362	20,158	18,510
Other	37,408	40,330	39,846
Depreciation	306,746	318,248	314,883
Amortization	50,251	63,267	62,979
General and administrative	62,997	41,773	41,206
Total expenses	1,165,058	1,248,974	1,247,334
Net Loss	$(126,523)	$(40,421)	$(66,017)

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2009	$1,452,610	$949,483	$3,153,453	$5,555,546

Net loss	(17,262)	(11,281)	(37,474)	(66,017)
Partnership distributions	(112,804)	(73,723)	(244,879)	(431,406)
Balance, December 31, 2010	1,322,544	864,479	2,871,100	5,058,123

Net loss	(10,569)	(6,908)	(22,944)	(40,421)
Partnership distributions	(81,314)	(53,142)	(176,518)	(310,974)
Balance, December 31, 2011	1,230,661	804,429	2,671,638	4,706,728

Net loss	(33,083)	(21,622)	(71,818)	(126,523)
Partnership contributions	62,794	41,039	136,315	240,148
Partnership distributions	(62,885)	(41,098)	(136,514)	(240,497)
Balance, December 31, 2012	$1,197,487	$782,748	$2,599,621	$4,579,856

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(126,523)	$(40,421)	$(66,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	306,746	318,248	314,883
Amortization	70,984	85,382	82,665
Changes in assets and liabilities:
Decrease in tenant receivables	150,232	148,607	139,975
Decrease (increase) in other assets	3,444	(1,170)	(1,857)
(Decrease) increase in accounts payable and accrued expenses	(6,825)	(4,007)	5,423
Decrease in due to affiliates	(1,502)	(447)	(1,326)
Increase (decrease) in deferred income	59,976	(8,548)	(85,391)
Net cash provided by operating activities	456,532	497,644	388,355

Cash Flows From Investing Activities:
Investment in real estate assets	(248,405)	(164,054)	(25,722)
Payment of deferred leasing costs	(251,275)	(5,335)	(12,272)
Net cash used in investing activities	(499,680)	(169,389)	(37,994)

Cash Flows From Financing Activities:
Contribution from joint venture partners	240,148	—	—
Operating distributions to joint venture partners in excess of accumulated earnings	(240,497)	(414,082)	(435,861)
Net cash used in financing activities	(349)	(414,082)	(435,861)
Net Decrease In Cash And Cash Equivalents	(43,497)	(85,827)	(85,500)

Cash And Cash Equivalents, beginning of year	169,102	254,929	340,429
Cash And Cash Equivalents, end of year	$125,605	$169,102	$254,929

Supplemental Disclosure Of Noncash Investing And Financing Activities:
Partnership distributions payable	$—	$—	$103,108
Accrued capital expenditures	$400,212	$151,480	$—
Accrued deferred leasing costs	$35,000	$—	$—

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.

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
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively, for the years ended December 31, 2012 and 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $7,509, $8,719, and $8,006, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $9,853, $11,439, and $10,504, respectively.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates of $184 and $1,686, as of December 31, 2012 and 2011, respectively, represent property management fees due to Piedmont Management and/or Wells Management.
4.    RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012 follows:

Year ended December 31:
2013	$563,325
2014	663,404
2015	651,911
2016	664,949
2017	678,015
Thereafter	576,235
$3,797,839

Three tenants generated approximately 62%, 24% and 14% of contractual rental income for the year ended December 31, 2012, and two tenants will generate approximately 96% and 4% of future contractual rental income.

5.    COMMITMENTS AND CONTINGENCIES
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Joint Venture to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in December 2012, the majority tenant at the 20/20 Building, SelectQuote, has the right to request the reimbursement of tenant improvements of up to approximately $919,000, which would be required to be funded by the Joint Venture. As of December 31, 2012, the Joint Venture has incurred approximately $438,000 of the aforementioned allowance.
6.    SUBSEQUENT EVENT
Leasing Activity at the 20/20 Building

On January 14, 2013, the Joint Venture entered into an 88-month lease agreement with Meara Welch Browne, P.C. (the “Tenant”) to lease approximately 11% of the 20/20 Building. The commencement date of the aforementioned agreement is the earlier of the date on which (i) the tenant improvements are substantially complete or would have been complete without tenant delay days, (ii) the Tenant accepts possession and occupies the space, or (iii) March 1, 2013. Based on an estimated commencement date of March 1, 2013, following a four-month base rental abatement period, annual base rent of $18.25 per square foot shall be payable through February 28, 2014. The Tenant's annual base rent will increase by 2% annually beginning on March 1, 2014. In addition to monthly base rent, the Tenant is also required to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses. In addition, the Tenant is entitled to a landlord-funded tenant allowance of approximately $193,000.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial Cost		Costs Capitalized		Gross Carrying Amount as of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements	Subsequent To Acquisition(b)	Impairment Loss	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$2,419,794	$(3,678,136)	$1,766,667	$6,456,058	$456,643	$8,679,368	$3,905,553	1992	7/2/1999

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2009	$7,840,975	$2,965,676

Additions	25,722	314,883
BALANCE AT DECEMBER 31, 2010	7,866,697	3,280,559

Additions	315,534	318,248
BALANCE AT DECEMBER 31, 2011	8,182,231	3,598,807

Additions	497,137	306,746
BALANCE AT DECEMBER 31, 2012	$8,679,368	$3,905,553

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XII-REIT Joint Venture Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter LLC

Atlanta, Georgia
March 15, 2013

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
Assets:
Real estate assets, at cost:
Land	$6,712,073	$6,712,073
Building and improvements, less accumulated depreciation of $13,271,025 and $12,456,265 at December 31, 2012 and 2011, respectively	21,409,137	22,170,730
Construction in progress	—	48,122
Total real estate assets	28,121,210	28,930,925

Cash and cash equivalents	823,227	905,339
Tenant receivables	660,156	754,439
Other assets	89,538	100,873
Total assets	$29,694,131	$30,691,576

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$19,978	$54,204
Due to affiliates	24,187	27,621
Deferred income	64,650	94,782
Partnership distributions payable	841,627	832,718
Total liabilities	950,442	1,009,325

Partners' Capital:
Wells Real Estate Fund XII, L.P.	12,931,051	13,353,292
Piedmont Operating Partnership, LP	15,812,638	16,328,959
Total partners' capital	28,743,689	29,682,251
Total liabilities and partners' capital	$29,694,131	$30,691,576

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$3,513,638	$3,513,638	$3,513,727
Tenant reimbursements	164,491	215,981	264,321
Interest and other income	—	—	7
Total revenues	3,678,129	3,729,619	3,778,055

Expenses:
Property operating costs	176,544	226,350	274,999
Management and leasing fees:
Related-party	168,423	169,318	166,027
Depreciation	814,760	790,877	927,758
General and administrative	44,400	117,323	147,476
Total expenses	1,204,127	1,303,868	1,516,260
Net Income	$2,474,002	$2,425,751	$2,261,795

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2009	$14,036,528	$17,164,430	$31,200,958

Net income	1,017,536	1,244,259	2,261,795
Partnership distributions	(1,406,809)	(1,720,267)	(3,127,076)
Balance, December 31, 2010	13,647,255	16,688,422	30,335,677

Net income	1,091,297	1,334,454	2,425,751
Partnership distributions	(1,385,260)	(1,693,917)	(3,079,177)
Balance, December 31, 2011	13,353,292	16,328,959	29,682,251

Net income	1,113,004	1,360,998	2,474,002
Partnership distributions	(1,535,245)	(1,877,319)	(3,412,564)
Balance, December 31, 2012	$12,931,051	$15,812,638	$28,743,689

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$2,474,002	$2,425,751	$2,261,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	814,760	790,877	927,758
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	94,283	52,448	(62,977)
Decrease (increase) in other assets	11,335	(12,872)	17,784
(Decrease) increase in accounts payable and accrued expenses	(11,291)	(27,296)	227
(Decrease) increase in due to affiliates	(3,434)	3,029	10,402
Decrease in deferred income	(30,132)	(19,437)	(279,191)
Net cash provided by operating activities	3,349,523	3,212,500	2,875,798

Cash Flows From Investing Activities:
Investment in real estate assets	(27,980)	(166,964)	—

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(3,403,655)	(3,035,144)	(2,964,822)
Net (Decrease) Increase In Cash And Cash Equivalents	(82,112)	10,392	(89,024)

Cash And Cash Equivalents, beginning of year	905,339	894,947	983,971
Cash And Cash Equivalents, end of year	$823,227	$905,339	$894,947

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$841,627	$832,718	$788,685
Accrued capital expenditures	$—	$22,935	$—

See accompanying notes.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011, AND 2010

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
The Joint Venture was formed to acquire and operate commercial real properties. On May 10, 2000, the Joint Venture purchased an approximately 77,000 square foot, three-story office building, 4685 Investment Drive, located in Troy, Michigan. On December 28, 2000, the Joint Venture purchased an approximately 50,000 square foot one-story office building and a 78,500 square foot two-story office building, collectively, the AT&T Oklahoma Building, located in Oklahoma City, Oklahoma. On May 15, 2001, the Joint Venture purchased an approximately 201,000 square foot three-story office building, the Comdata Building, located in Brentwood, Tennessee.
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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.
Other Assets
Other assets is primarily comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XII and

Piedmont OP held ownership interests in the Joint Venture of approximately 45% and 55%, respectively, for the years ended December 31, 2012 and 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $75,770, $76,173, and $74,692, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $92,653, $93,145, and $91,335, respectively.
Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture relating to accounting and property management and incurs the related expense. During the years ended December 31, 2012, 2011 and 2010, the Joint Venture incurred administrative expenses payable to Piedmont Management, or its affiliates, of $40,935, $47,289, and $48,618, respectively.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2012	2011
Property management fees	$13,816	$15,841
Administrative reimbursements	10,371	11,780
	$24,187	$27,621

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012 follows:

Year ended December 31:
2013	$3,689,844
2014	3,723,182
2015	3,556,141
2016	1,074,405
Thereafter	—
$12,043,572
Two tenants generated approximately 70% and 30% of contractual rental income for the year ended December 31, 2012, and two tenants will generate approximately 73% and 27% of future contractual rental income.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
4685 INVESTMENT DRIVE(a)	None	$2,143,588	$12,151,402	$734,887	$2,232,905	$12,796,972	$—	$15,029,877	$6,029,361	2000	5/10/2000
COMDATA BUILDING(b)	None	4,300,000	20,702,019	1,360,339	4,479,168	21,883,190	—	26,362,358	7,241,664	1989	5/15/2001
Total		$6,443,588	$32,853,421	$2,095,226	$6,712,073	$34,680,162	$—	$41,392,235	$13,271,025

(a)	4685 Investment Drive is a three-story office building located in Troy, Michigan.

(b)	The Comdata Building is a three-story office building located in Brentwood, Tennessee.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2009	$41,197,291	$10,737,630

Additions	—	927,758
BALANCE AT DECEMBER 31, 2010	41,197,291	11,665,388

Additions	189,899	790,877
BALANCE AT DECEMBER 31, 2011	41,387,190	12,456,265

Additions	5,045	814,760
BALANCE AT DECEMBER 31, 2012	$41,392,235	$13,271,025