Form 10-Q
period 2013-03-31
WELLS REAL ESTATE FUND XII LP
filed 2013-05-14
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Investment in joint ventures	$13,792,712	$13,713,800
Cash and cash equivalents	1,847,974	1,750,838
Due from joint ventures	374,673	378,631
Other assets	17,223	16,270
Total assets	$16,032,582	$15,859,539

Liabilities:
Accounts payable and accrued expenses	$10,539	$10,872
Due to affiliates	4,072	8,160
Total liabilities	14,611	19,032

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	16,007,147	15,831,458
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	10,824	9,049
Total partners' capital	16,017,971	15,840,507
Total liabilities and partners' capital	$16,032,582	$15,859,539
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Equity in Income of Joint Ventures	$251,097	$259,533

General and Administrative Expenses	73,633	63,770
Net Income	$177,464	$195,763

Net Income Allocated to:
Cash Preferred Limited Partners	$175,689	$193,805
Tax Preferred Limited Partners	$—	$—
General Partners	$1,775	$1,958

Net Income per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.06	$0.06
Tax Preferred	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188
Tax Preferred	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,044,188	$15,000,558	516,931	$—	$656	$15,001,214

Net income	—	830,900	—	—	8,393	839,293
BALANCE, December 31, 2012	3,044,188	15,831,458	516,931	—	9,049	15,840,507

Net income	—	175,689	—	—	1,775	177,464
BALANCE, March 31, 2013	3,044,188	$16,007,147	516,931	$—	$10,824	$16,017,971
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$177,464	$195,763
Operating distributions received from joint ventures	378,631	374,623
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(251,097)	(259,533)
Changes in assets and liabilities:
Increase in other assets	(953)	—
Decrease in accounts payable and accrued expenses	(333)	(16,666)
Decrease in due to affiliates	(4,088)	(1,887)
Net cash provided by operating activities	299,624	292,300

Cash Flows from Investing Activities:
Investment in joint ventures	(202,488)	—

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	—	(150,615)
Net Increase in Cash and Cash Equivalents	97,136	141,685

Cash and Cash Equivalents, beginning of period	1,750,838	650,690
Cash and Cash Equivalents, end of period	$1,847,974	$792,375
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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

Wells Real Estate Fund XI, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of any of its real estate assets; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements: Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months ended March 31, 2013 and 2012, is presented below:

	Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$167,237	$292,734	$(78,258)	$(38,483)
Fund XII-REIT Associates	912,233	928,298	587,868	591,512
	$1,079,470	$1,221,032	$509,610	$553,029
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2013 and December 31, 2012 represents operating cash flow generated by Fund XII-REIT Associates for the three months ended March 31, 2013 and December 31, 2012, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,732 and $8,551 for the three months ended March 31, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $21,430 and $24,841 payable to Wells Capital and Wells Management for the three months ended March 31, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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

On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement.  Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for an award of attorneys' fees and expenses.  On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses to the plaintiff.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of March 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. In January 2013, Fund XI-XII-REIT Associates executed a lease with Meara Welch Browne, P.C. for approximately 11% of the 20/20 Building that extends through June 2020. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in a better disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.

The first quarter 2013 operating distributions to the limited partners holding Cash Preferred Units were reserved as a result of anticipated re-leasing costs and capital improvements at our remaining properties. We anticipate that operating distributions may continue to be reserved in the near-term due to funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining properties that we believe will ultimately result in a better disposition pricing of our assets for our limited partners. We will also evaluate offers to sell our remaining properties on an as-is basis, as well as, explore strategic alternatives, including marketing our equity ownership in the Joint Ventures. As of April 30, 2013, we owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•
The 20/20 Building, located in Leawood, Kansas, is approximately 72% leased to three tenants. The major lease to SelectQuote Insurance Services for approximately 49% of the building extends through October 2018. We are marketing the vacant space in this building for lease.

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
Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity
During the three months ended March 31, 2013, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $300,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve operating cash flows to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that distributions from the Joint Ventures may decline due to funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.

During the three months ended March 31, 2013, we invested approximately $202,000 in Fund XI-XII-REIT Associates to fund our pro rata share of tenant improvements and property operating costs at the 20/20 Building related to recent leasing activity.

We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $15,000, as of March 31, 2013.

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
As of March 31, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2013	Undistributed Net Sale Proceeds as of March 31, 2013
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $259,533 for the three months ended March 31, 2012 to $251,097 for the three months ended March 31, 2013. The decrease is primarily due to an increase in vacancy at the 20/20 Building as a result of lease expirations in the fourth quarter of 2012. Absent leasing activity, we expect equity in loss of Joint Ventures to remain at a similar level as compared to the first quarter of 2013.
General and Administrative Expenses
General and administrative expenses increased from $63,770 for the three months ended March 31, 2012 to $73,633 for the three months ended March 31, 2013. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 6 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include our property management and leasing agreements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2013, requiring disclosure under Item 103 of Regulation S-K. Information regarding legal proceedings involving certain of our related parties is set forth in Note 4 to our financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 14, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XII, L.P.

Exhibit Number		Description

10.1	*
Office Lease, dated as of January 14, 2013, with Meara Welch Browne, P.C. Insurance Services for a portion of the 20/20 Building (incorporated by reference to Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XI, L.P. for the year ended December 31, 2012, Commission File No. 000-25731)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934.