Form 10-Q
period 2013-06-30
WELLS REAL ESTATE FUND XII LP
filed 2013-08-14
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Investment in joint ventures	$13,022,178	$13,713,800
Cash and cash equivalents	2,131,060	1,750,838
Due from joint ventures	386,127	378,631
Other assets	21,121	16,270
Total assets	$15,560,486	$15,859,539

Liabilities:
Accounts payable and accrued expenses	$4,191	$10,872
Due to affiliates	7,053	8,160
Total liabilities	11,244	19,032

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,543,106	15,831,458
Tax Preferred – 516,931 units issued and outstanding	—	—
General Partners	6,136	9,049
Total partners' capital	15,549,242	15,840,507
Total liabilities and partners' capital	$15,560,486	$15,859,539
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Ventures	$(415,851)	$306,377	$(164,754)	$565,910

General and Administrative Expenses	52,878	52,651	126,511	116,421
Net Income (Loss)	$(468,729)	$253,726	$(291,265)	$449,489

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(464,041)	$251,189	$(288,352)	$444,994
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$(4,688)	$2,537	$(2,913)	$4,495

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.15)	$0.08	$(0.09)	$0.15
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188	3,044,188	3,044,188
Tax Preferred	516,931	516,931	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,044,188	$15,000,558	516,931	$—	$656	$15,001,214

Net income	—	830,900	—	—	8,393	839,293
BALANCE, December 31, 2012	3,044,188	15,831,458	516,931	—	9,049	15,840,507

Net loss	—	(288,352)	—	—	(2,913)	(291,265)
BALANCE, June 30, 2013	3,044,188	$15,543,106	516,931	$—	$6,136	$15,549,242
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(291,265)	$449,489
Operating distributions received from joint ventures	753,304	741,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	164,754	(565,910)
Changes in assets and liabilities:
Increase in other assets	(4,851)	(4,500)
Decrease in accounts payable and accrued expenses	(6,681)	(19,120)
Decrease in due to affiliates	(1,107)	(2,872)
Net cash provided by operating activities	614,154	598,704

Cash Flows from Investing Activities:
Investment in joint ventures	(233,932)	—

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	—	(150,615)
Net Increase in Cash and Cash Equivalents	380,222	448,089

Cash and Cash Equivalents, beginning of period	1,750,838	650,690
Cash and Cash Equivalents, end of period	$2,131,060	$1,098,779
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Wells Fund XI–Fund XII–REIT Joint Venture ("Fund XI-XII-REIT Associates")(1)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	1. 20/20 Building A three-story office building located in Leawood, Kansas
Wells Fund XII-REIT Joint Venture Partnership ("Fund XII-REIT Associates")(1)	• Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	45.0% 55.0%	2. 4685 Investment Drive A three-story office building located in Troy, Michigan 3. Comdata Building A three-story office building located in Brentwood, Tennessee

(1)	The Partnership sold its equity interests in these joint ventures on August 12, 2013. See Note 7 - Subsequent Event for additional information.

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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that would indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, the Partnership evaluated the recoverability of the carrying values of the 20/20 Building and the Comdata Building pursuant to the accounting policy outlined above and determined that they were not recoverable, as compared to the respective estimated expected fair values, primarily due to management redefining its strategy for the Partnership to dispose of its equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates and Fund XII-REIT Associates reduced the carrying value of the 20/20 Building and the Comdata Building to their estimated fair value based on direct offers received on the 20/20 Building and the Comdata Building and recognized corresponding impairment losses of $2,411,051 and $605,106, respectively, in the second quarter of 2013, of which $412,024 and $272,225, respectively, was allocated to the Partnership. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on direct offers received on the 20/20 Building and the Comdata Building. See Note 7 - Subsequent Event for additional information.
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

Projections of expected future cash flows required that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could have resulted in an incorrect assessment of the property's future cash flows and fair value, and could have resulted in the misstatement of the carrying value of real estate assets held by the Joint Ventures and net income (loss) of the Partnership.
Distribution of Net Cash from Operations
Net cash from operations, if available and unless reserved, is generally distributed quarterly to the limited partners as follows:

•
First, to all Cash Preferred limited partners on a per-unit basis until each limited partner has received distributions equal to a 10% per annum return on his respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership; and

•	Third, to the Cash Preferred limited partners on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.
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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$242,347	$278,947	$(2,456,925)	$12,364	$409,584	$571,681	$(2,535,183)	$(26,119)
Fund XII-REIT Associates	914,972	926,370	8,920	676,323	1,827,205	1,854,668	596,788	1,267,835
	$1,157,319	$1,205,317	$(2,448,005)	$688,687	$2,236,789	$2,426,349	$(1,938,395)	$1,241,716
During the second quarter of 2013, Fund XI-XII-REIT and Fund XII-REIT recognized impairment losses on the 20/20 Building and the Comdata Building of $2,411,051 and $605,106, respectively, of which $412,024 and $272,225, respectively, was allocated to the Partnership.
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2013 and December 31, 2012 represents operating cash flow generated by Fund XII-REIT Associates for the three months ended June 30, 2013 and December 31, 2012, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,595 and $8,702 for the three months ended June 30, 2013 and 2012, respectively, and $17,326 and $17,253 for the six months ended June 30, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $21,304 and $20,764 for the three months ended June 30, 2013 and 2012, respectively, and $42,735 and $45,606 for the six months ended June 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of June 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

5.	ECONOMIC DEPENDENCY
The Partnership was dependent upon the ability of its current tenants to pay their contractual rent amounts as they became due. The inability of a tenant to pay future rental amounts would have had a negative impact on the Partnership's results of operations. As of June 30, 2013, the Partnership was not aware of any reason why its existing tenants should not have been able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could have resulted in a material adverse impact on the Partnership's results of operations.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In June 2013, Fund XI-XII-REIT Associates executed a lease amendment with SelectQuote Insurance Services ("SelectQuote") at the 20/20 Building. As a result, SelectQuote has the right to request the reimbursement of tenant improvements of up to approximately $208,000, which would be required to be funded by Fund XI-XII-REIT Associates. The Partnership's pro rata share of this tenant improvement obligation was settled in connection with the disposition of the Partnership's equity interest in Fund XI-XII-REIT Associates in August 2013. See Note 7 - Subsequent Event for additional information.

7.	SUBSEQUENT EVENT

On August 12, 2013, the Partnership sold its equity interests in its remaining joint ventures, Fund XI-XII-REIT Associates and Fund XII-REIT Associates, to Piedmont JV Partnership Interests, LLC ("Piedmont JV"), a wholly owned subsidiary of Piedmont OP, the joint venture partner, for approximately $583,400 and $12,993,600, respectively, excluding closing costs. The Partnership recognized a gain (loss) on the sale of its equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates of approximately $(6,800) and $420,800, respectively, which may be adjusted as additional information becomes available in subsequent periods. The Partnership recognized a loss on the sale of its equity interest in Fund XI-XII-REIT Associates due to changes in estimated capital expenditures related to the 20/20 Building.

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
Portfolio Overview
During the third quarter of 2013, we have transitioned into the disposition-and-liquidation phase of our life cycle. On August 12, 2013, we sold our equity interests in our remaining joint ventures, Fund XI-XII-REIT Associates and Fund XII-REIT Associates, to Piedmont JV for approximately $583,400 and $12,993,600, respectively, excluding closing costs. In making the determination to dispose of our equity interests in our remaining joint ventures, our General Partners took into account various considerations, including the leasing risk, projected total leasing costs, and portfolio general and administrative expenses. Having disposed of all of our interests in real estate assets, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership and intend to distribute the remaining cash balances to the limited partners pursuant to the provisions of the partnership agreement.

Property Summary
As of August 2013, we have now sold all of the real estate assets in which we had owned interests following the sale of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013. We have begun to take the steps necessary to liquidate and dissolve the Partnership.

Information relating to the properties previously owned by the Joint Ventures is provided below:

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Gartner Building was sold on April 13, 2005.

•	The AT&T Oklahoma Building was sold on April 13, 2005.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	Our interest in the 20/20 Building was sold on August 12, 2013.

•	Our interest in the 4685 Investment Drive Building was sold on August 12, 2013.

•	Our interest in the Comdata Building was sold on August 12, 2013.
Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of our Joint Ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, any residual operating cash flows were generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. The ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.

Short-Term Liquidity
During the six months ended June 30, 2013, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $614,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve operating cash flows to fund our pro rata share of anticipated capital improvements and re-leasing costs at our remaining properties.

During the six months ended June 30, 2013, we invested approximately $234,000 in Fund XI-XII-REIT Associates to fund our pro rata share of tenant improvements and property operating costs at the 20/20 Building related to recent leasing activity.

We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $11,000, as of June 30, 2013.

Long-Term Liquidity
As of August 2013, we have sold all of the real estate assets in which we had owned interests and will not acquire additional properties. As a result of the sale of our equity interests in the remaining assets of Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.

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
As of June 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2013	Undistributed Net Sale Proceeds as of June 30, 2013
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Total			$14,594,417	$—		$14,580,000	$14,417
In addition to the amounts listed in the table above, on August 12, 2013, we received sale proceeds from the sale of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates of approximately $583,400 and $12,993,600, respectively, excluding closing costs. The General Partners are currently evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership and intend to distribute the remaining cash balances to the limited partners pursuant to the provisions of the partnership agreement.
Results of Operations
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2013
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from income of $306,377 for the three months ended June 30, 2012 to a loss of $(415,851) for the three months ended June 30, 2013. The decrease is primarily due to recognizing an impairment loss on the 20/20 Building and the Comdata Building of $2,411,051 and $605,106, respectively, of which $412,024 and $272,225, respectively, was allocated to the Partnership. We expect equity in income of Joint Ventures to increase as compared to the second quarter of 2013, as a result of the dispositions of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $52,651 for the three months ended June 30, 2012 and $52,878 for the three months ended June 30, 2013. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership following the dispositions of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2013
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from income of $565,910 for the six months ended June 30, 2012 to a loss of $(164,754) for the six months ended June 30, 2013. The decrease is primarily due to recognizing an impairment loss on the 20/20 Building and the Comdata Building of $2,411,051 and $605,106, respectively, of which $412,024 and $272,225, respectively, was allocated to the Partnership. We expect equity in income of Joint Ventures to increase as compared to the second quarter of 2013, as a result of the dispositions of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses increased from $116,421 for the six months ended June 30, 2012 to $126,511 for the six months ended June 30, 2013. The increase is primarily due to an increase in administrative expenses related to transfer agent services. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership following the dispositions of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.
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
Investment in Real Estate Assets
We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Ventures' assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilized inappropriate useful lives or methods of depreciation, our net income would have been misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitored events and changes in circumstances that would indicate that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Ventures may not have been recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not have been recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, did not exceed the respective assets' carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, we evaluated the recoverability of the carrying values of the 20/20 Building and the Comdata Building pursuant to the accounting policy outlined above and determined that they were not recoverable, as compared to the respective estimated fair values, primarily due to management redefining its strategy for the Partnership to dispose of its equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates and Fund XII-REIT Associates reduced the carrying value of the 20/20 Building and the Comdata Building to their estimated fair value based on direct offers received on the 20/20 Building and the Comdata Building and recognized corresponding impairment losses of $2,411,051 and $605,106, respectively, in the second quarter of 2013, of which $412,024 and $272,225, respectively, was allocated to the Partnership. See Note 7 - Subsequent Event for additional information.
Projections of expected future cash flows required that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could have resulted in an incorrect assessment of the property's future cash flows and fair value, and could have resulted in the misstatement of the carrying value of real estate assets held by the Joint Ventures and our net income (loss).
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
Subsequent Event

On August 12, 2013, we sold our equity interests in our remaining joint ventures, Fund XI-XII-REIT Associates and Fund XII-REIT Associates, to Piedmont JV for approximately $583,400 and $12,993,600, respectively, excluding closing costs. We recognized a gain (loss) on the sale of its equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates of approximately $(6,800) and $420,800, respectively, which may be adjusted as additional information becomes available in subsequent periods. We recognized a loss on the sale of its equity interest in Fund XI-XII-REIT Associates due to changes in estimated capital expenditures related to the 20/20 Building.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 13, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XII, L.P.

Exhibit Number		Description

10.1	*
First Amendment to Office Lease, dated as of June 12, 2013, with SelectQuote Insurance Services for a portion of the 20/20 Building (incorporated by reference to Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the period ended June 30, 2013, Commission File No. 000-25731)

10.2	*
Purchase and Sale Agreement for the sale of joint venture interest in Wells Fund XI - Fund XII – REIT Joint Venture, dated as of August 12, 2013 (incorporated by reference to Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the period ended June 30, 2013, Commission File No. 000-25731)

10.3		Purchase and Sale Agreement for the sale of joint venture interest in Wells Fund XII – REIT Joint Venture, dated as of August 12, 2013.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934.