Form 10-Q
period 2013-09-30
WELLS REAL ESTATE FUND XII LP
filed 2013-11-12
CIK 1072805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XII, L.P.
BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in joint ventures	$—	$13,713,800
Cash and cash equivalents	16,031,488	1,750,838
Due from joint ventures	—	378,631
Other assets	35,601	16,270
Total assets	$16,067,089	$15,859,539

Liabilities:
Accounts payable and accrued expenses	$3,551	$10,872
Due to affiliates	4,131	8,160
Total liabilities	7,682	19,032

Commitments and Contingencies

Partners' Capital
Limited Partners:
Cash Preferred – 3,044,188 units issued and outstanding	15,631,009	15,831,458
Tax Preferred – 516,931 units issued and outstanding	421,374	—
General Partners	7,024	9,049
Total partners' capital	16,059,407	15,840,507
Total liabilities and partners' capital	$16,067,089	$15,859,539
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Ventures	$126,408	$269,678	$(38,346)	$835,588

General and Administrative Expenses	40,276	77,352	166,787	193,773

Interest and Other Income	2,659	—	2,659	—

Gain on Sale of Interests in Joint Ventures	421,374	—	421,374	—
Net Income	$510,165	$192,326	$218,900	$641,815

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$87,903	$190,403	$(200,449)	$635,397
Tax Preferred Limited Partners	$421,374	$—	$421,374	$—
General Partners	$888	$1,923	$(2,025)	$6,418

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.03	$0.06	$(0.07)	$0.21
Tax Preferred	$0.82	$0.00	$0.82	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,044,188	3,044,188	3,044,188	3,044,188
Tax Preferred	516,931	516,931	516,931	516,931
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,044,188	$15,000,558	516,931	$—	$656	$15,001,214

Net income	—	830,900	—	—	8,393	839,293
BALANCE, December 31, 2012	3,044,188	15,831,458	516,931	—	9,049	15,840,507

Net income (loss)	—	(200,449)	—	421,374	(2,025)	218,900
BALANCE, September 30, 2013	3,044,188	$15,631,009	516,931	$421,374	$7,024	$16,059,407
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$218,900	$641,815
Operating distributions received from joint ventures	1,311,465	1,172,809
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of joint ventures	38,346	(835,588)
Gain on sale of interests in joint ventures	(421,374)	—
Changes in assets and liabilities:
Increase in other assets	(19,331)	(7,500)
Decrease in accounts payable and accrued expenses	(7,321)	(17,974)
(Decrease) increase in due to affiliates	(4,029)	1,295
Net cash provided by operating activities	1,116,656	954,857

Cash Flows from Investing Activities:
Investment in joint ventures	(246,969)	—
Net sale proceeds received from disposition of joint venture	13,410,963	—
Net cash provided by investing activities	13,163,994	—

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	—	(150,615)
Net Increase in Cash and Cash Equivalents	14,280,650	804,242

Cash and Cash Equivalents, beginning of period	1,750,838	650,690
Cash and Cash Equivalents, end of period	$16,031,488	$1,454,932
See accompanying notes.

WELLS REAL ESTATE FUND XII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
The Partnership owned interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

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
Investment in Joint Ventures
The Partnership has evaluated the Joint Ventures and concluded that none were variable interest entities. The Partnership did not have control over the operations of the Joint Ventures; however, it did exercise significant influence. Approval by the Partnership as well as the other joint venture partners was required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership accounted for its investments in the Joint Ventures using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitored events and changes in circumstances that would have indicated that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not have been recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, the Partnership evaluated the recoverability of the carrying values of the 20/20 Building and the Comdata Building pursuant to the accounting policy outlined above and determined that they were not recoverable, as compared to the respective estimated expected fair values, primarily due to management redefining its strategy for the Partnership to dispose of its equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates and Fund XII-REIT Associates reduced the carrying value of the 20/20 Building and the Comdata Building to their estimated fair value based on direct offers received on the 20/20 Building and the Comdata Building and recognized corresponding impairment losses of $2,411,051 and $605,106, respectively, in the second quarter of 2013, of which $412,024 and $272,225, respectively, was allocated to the Partnership. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on direct offers received on the 20/20 Building and the Comdata Building.
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

Distribution of Net Cash from Operations
Net cash from operations was generally distributed quarterly to the limited partners as follows:

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
No distributions of net cash from operations were made to limited partners holding Tax Preferred Units.
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
On August 12, 2013, the Partnership sold its equity interest in its remaining joint ventures, Fund XI-XII-REIT Associates and Fund XII-REIT Associates, to Piedmont JV Partnership Interests, LLC ("Piedmont JV"). As a result of the disposition of the Partnership's equity interest in Fund XI-XII-REIT Associates, the Partnership received net sale proceeds of approximately $599,000 and recognized a gain of $13. As a result of the disposition of the Partnership's equity interest in Fund XII-REIT Associates, the Partnership received net sale proceeds of approximately $12,812,000 and recognized a gain of $421,361.
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$—	$—	$—	$—	$13,527	$(23,091)	$13,527	$(23,091)
Fund XII-REIT Associates	—	—	—	—	275,842	608,216	275,842	608,216
	$—	$—	$—	$—	$289,369	$585,125	$289,369	$585,125

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$—	$—	$—	$—	$(2,521,656)	$(49,210)	$(2,521,656)	$(49,210)
Fund XII-REIT Associates	—	—	—	—	872,630	1,876,051	872,630	1,876,051
	$—	$—	$—	$—	$(1,649,026)	$1,826,841	$(1,649,026)	$1,826,841

The Partnership allocates its share of net income, net loss, and gain on sale generated by Fund XI-XII-REIT Associates and Fund XII-REIT Associates to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the joint ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Operating Income (Loss)	Impairment Loss	Total	Operating Income (Loss)	Impairment Loss	Total
Fund XI-XII-REIT Associates	$(110,605)	$(2,411,051)	$(2,521,656)	$(49,210)	$—	$(49,210)
Fund XII-REIT Associates	1,477,736	(605,106)	872,630	1,876,051	—	1,876,051
	$1,367,131	$(3,016,157)	$(1,649,026)	$1,826,841	$—	$1,826,841
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of December 31, 2012 represented operating cash flow generated by Fund XII-REIT Associates for the three months ended December 31, 2012, which was attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
In accordance with the property management and leasing agreement, Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, received compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures equal to the lesser of (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees were paid by the Joint Ventures and, accordingly, were included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $3,892 and $9,597 for the three months ended September 30, 2013 and 2012, respectively, and $21,219 and $26,849 for the nine months ended September 30, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $17,787 and $32,834 for the three months ended September 30, 2013 and 2012, respectively, and $60,522 and $78,439 for the nine months ended September 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of September 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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

6.	SUBSEQUENT EVENT

Distribution of Net Sale Proceeds
On November 1, 2013, net sale proceeds of approximately $13,425,000 primarily from the disposition of the Partnership's equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates were distributed to the limited partners of record as of October 1, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after September 30, 2013. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.

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
Portfolio Overview
We have transitioned into the disposition-and-liquidation phase of our life cycle. On August 12, 2013, we sold our equity interests in our remaining joint ventures, Fund XI-XII-REIT Associates and Fund XII-REIT Associates, to Piedmont JV. As a result of the disposition of our equity interest in Fund XI-XII-REIT Associates, we received net sale proceeds of approximately $599,000 and recognized a gain of $13. As a result of the disposition of our equity interest in Fund XII-REIT Associates, we received net sale proceeds of approximately $12,812,000 and recognized a gain of $421,361. In making the determination to dispose of our equity interests in our remaining joint ventures, our General Partners took into account various considerations, including the leasing risk, projected total leasing costs, and portfolio general and administrative expenses.
On November 1, 2013, net sale proceeds of approximately $13,425,000 primarily from the disposition of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates were distributed to limited partners. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.
Property Summary
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
Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of our Joint Ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, any residual operating cash flows were generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, were generally paid quarterly. The ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.

Short-Term Liquidity
During the nine months ended September 30, 2013, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $1,117,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

During the nine months ended September 30, 2013, we received net sale proceeds from the disposition of our interests in our remaining joint ventures of approximately $13,411,000. During the nine months ended September 30, 2013, we invested approximately $247,000 in Fund XI-XII-REIT Associates to fund our pro rata share of tenant improvements and property operating costs at the 20/20 Building related to leasing activity, prior to the disposition of our interest in Fund XI-XII-REIT Associates.

We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of September 30, 2013.

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

Capital Resources
As of September 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties and joint ventures as presented below:

Property/Joint Venture Sold	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
				Amount	Purpose
Johnson Matthey Building (sold in 2004)	$9,675,000	17.10%	$1,653,361	$—	—	$1,653,361	$—
Gartner Building (sold in 2005)	$12,396,859	17.10%	2,118,499	—	—	2,118,499	—
AT&T Oklahoma Building (sold in 2005)	$21,307,577	44.99%	9,585,853	—	—	9,585,853	—
111 Southchase Boulevard (sold in 2007)	$7,236,841	17.10%	1,236,704	—	—	1,222,287	14,417
Fund XI-XII-REIT Associates (sold in August 2013)			598,806	—	—	—	598,806
Fund XII-REIT Associates (sold in August 2013)			12,812,157	—	—	—	12,812,157
Total			$28,005,380	$—		$14,580,000	$13,425,380

On November 1, 2013, net sale proceeds of approximately $13,425,000 primarily from the disposition of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates were distributed to limited partners of record effective October 1, 2013. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.

Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $269,678 for the three months ended September 30, 2012 to $126,408 for the three months ended September 30, 2013, primarily due to the disposition of our interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses decreased from $77,352 for the three months ended September 30, 2012 and $40,276 for the three months ended September 30, 2013, primarily due to a decrease in our Tennessee franchise tax obligation as a result of the disposition of our equity interest in Fund XII-REIT Associates on August 12, 2013, as well as, a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership.
Gain on Sale of Interests in Joint Ventures

Gain on sale of interests in Joint Ventures increased from $0 for the three months ended September 30, 2012 to $421,374 for the three months ended September 30, 2013, due to the gain recognized on the disposition of our interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013

Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from income of $835,588 for the nine months ended September 30, 2012 to a loss of $(38,346) for the nine months ended September 30, 2013. The decrease is primarily due to (i) recognizing an impairment loss on the 20/20 Building and the Comdata Building of $2,411,051 and $605,106, respectively, of which $412,024 and $272,225, respectively, was allocated to the Partnership and (ii) the disposition of our interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses decreased from $193,773 for the nine months ended September 30, 2012 to $166,787 for the nine months ended September 30, 2013, primarily due to a decrease in our Tennessee franchise tax obligation as a result of the disposition of our equity interest in Fund XII-REIT Associates on August 12, 2013, as well as, a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership.
Gain on Sale of Interests in Joint Ventures

Gain on sale of interests in Joint Ventures increased from $0 for the nine months ended September 30, 2012 to $421,374 for the nine months ended September 30, 2013, due to the gain recognized on the disposition of our interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates on August 12, 2013.

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
Evaluating the Recoverability of Real Estate Assets
We continually monitored events and changes in circumstances that would have indicated that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Ventures may not have been recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not have been recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, did not exceed the respective assets' carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, we evaluated the recoverability of the carrying values of the 20/20 Building and the Comdata Building pursuant to the accounting policy outlined above and determined that they were not recoverable, as compared to the respective estimated fair values, primarily due to management redefining its strategy for the Partnership to dispose of its equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates and Fund XII-REIT Associates reduced the carrying value of the 20/20 Building and the Comdata Building to their estimated fair value based on direct offers received on the 20/20 Building and the Comdata Building and recognized corresponding impairment losses of $2,411,051 and $605,106, respectively, in the second quarter of 2013, of which $412,024 and $272,225, respectively, was allocated to the Partnership.
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
Subsequent Event

On November 1, 2013, net sale proceeds of approximately $13,425,000 primarily from the disposition of our equity interests in Fund XI-XII-REIT Associates and Fund XII-REIT Associates were distributed to the limited partners of record as of October 1, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after September 30, 2013. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
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
Purchase and Sale Agreement for the sale of joint venture interest in Wells Fund XII – REIT Joint Venture, dated as of August 12, 2013 (incorporated by reference to Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XII, L.P. for the period ended June 30, 2013, Commission File No. 000-30287)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.